Form 10-Q
period 2007-06-30
CMP Susquehanna Radio Holdings Corp.
filed 2007-08-14
CIK 1387195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from to
Commission file number 333-143558
CMP SUSQUEHANNA RADIO HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4530834
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

14 Piedmont Center, Suite 1400, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
(404) 949-0700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 100 shares of the registrant’s common stock outstanding as of August 13, 2007.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (“Radio Holdings”)	3
Condensed Consolidated Statements of Operations For the Three Months Ended June 30, 2007 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), For the Periods From May 5, 2006 (date of inception) Through June 30, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), April 1, 2006 Through May 4, 2006 (Susquehanna Pfaltzgraff Co. “Predecessor”), For the Six Months Ended June 30, 2007 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), and For the Periods From May 5, 2006 (date of inception) Through June 30, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”) and January 1, 2006 Through May 4, 2006 (Susquehanna Pfaltzgraff Co. “Predecessor”)
4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), and the Periods From May 5, 2006 (date of inception) to June 30, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”) and January 1, 2006 to May 4, 2006 (Susquehanna Pfaltzgraff Co. “Predecessor”)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signature	19
Exhibit Index	20
EX-31.1 SECTION 302, CERTIFICATION OF THE PEO
EX-31.2 SECTION 302, CERTIFICATION OF THE PFO
EX-32.1 SECTION 906, CERTIFICATION OF THE PEO AND PFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	Radio Holdings
	June 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	$7,898
Accounts receivable, less allowance for doubtful accounts of $1,608 in 2007 and $1,509 in 2006	49,792	49,041
Deferred income taxes	5,736	927
Prepaid expenses and other current assets	6,477	3,188

Total Current Assets	62,018	61,054
Property, plant and equipment, net	38,557	40,852
Intangible assets, net (including goodwill of $549,612 in 2007 and $550,163 in 2006)	1,353,194	1,356,250
Other assets	33,994	36,230

Total assets	$1,487,763	$1,494,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$642	$2,023
Current portion of long-term debt	7,000	7,000
Accrued interest	6,637	6,437
Accrued income taxes	510	2,355
Other current liabilities	8,659	11,344

Total Current Liabilities	23,448	29,159
Long-term debt	920,000	924,500
Other liabilities	9,626	8,598
Deferred income taxes	250,626	250,626

Total liabilities	1,203,700	1,212,883
STOCKHOLDERS’ EQUITY:
Common Stock — Voting $.01 par value, authorized 1,000 shares and issued 100 shares	—	—
Additional paid-in capital	299,928	299,928
Accumulated deficit	(16,025)	(18,607)
Accumulated other comprehensive income	160	182

Total Stockholders’ Equity	284,063	281,503

Total Liabilities and Stockholders’ Equity	$1,487,763	$1,494,386

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Radio Holdings		Predecessor	Radio Holdings		Predecessor
		For the Period	For the Period		For the Period	For the Period
	For the Three	From May 5,	from April 1,	For the Six	From May 5,	from January 1,
	Months Ended	2006 Through	2006 Through	Months Ended	2006 Through	2006 Through
	June 30, 2007	June 30, 2006	May 4, 2006	June 30, 2007	June 30, 2006	May 4, 2006

Broadcast revenues, net	$60,051	$40,856	$16,776	$106,178	$40,856	$65,987

Operating expenses:
Station operating expenses excluding depreciation and amortization	33,216	21,707	17,739	59,770	21,707	49,510
Corporate general and administrative expenses	2,208	2,809	24,775	3,751	2,809	31,029
Depreciation and amortization	2,582	11,830	631	5,377	11,830	2,421
Costs related to sale of business, principally advisory fees	—	—	14,513	—	—	14,513

Total operating expenses	38,006	36,346	57,658	68,898	36,346	97,473

Operating income (loss) from continuing operations	22,045	4,510	(40,882)	37,280	4,510	(31,486)
Non-operating income (expense) from continuing operations:
Interest expense, net	(19,924)	(12,468)	(172)	(39,433)	(12,468)	(4,638)
Loss on early extinguishment of debt	—	—	—	—	—	(6,492)
Other income (expense)	74	(1,586)	(225)	(74)	(1,586)	—

Income (loss) from continuing operations before income taxes and minority interest	2,195	(9,544)	(41,279)	(2,227)	(9,544)	(42,616)
Benefit for income taxes	2,715	3,177	16,749	4,809	3,177	16,640
Minority interest expense	—	—	(897)	—	—	(1,368)

Income (loss) from continuing operations	4,910	(6,367)	(25,427)	2,582	(6,367)	(27,344)
Discontinued operations:
Gain from operations of discontinued operations	—	—	498,796	—	—	502,718
Provision for income taxes	—	—	(193,922)	—	—	(195,647)
Minority interest expense	—	—	(74,003)	—	—	(73,966)

Gain on discontinued operations	—	—	230,871	—	—	233,105

Net income (loss)	$4,910	$(6,367)	$205,444	$2,582	$(6,367)	$205,761

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

		Radio Holdings	Predecessor
	Six Months Ended June 30,	May 5, 2006 to June 30,	January 1, 2006 to May
	2007	2006	4, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,582	$(6,367)	$205,761
Adjustments to reconcile net income(loss) to net cash provided (used in) by operating activities:
Depreciation and amortization of intangible assets	5,377	11,830	15,143
Deferred financing amortization	2,135	524	197
Radio Employee Stock Plan	—	—	118
Provision for doubtful accounts	461	523	—
Loss on extinguishment of debt	—	—	6,492
SusQtech and Pfaltzgraff	—	—	(498,528)
Deferred income taxes	(4,809)	—	2,633
Minority interests	—	—	75,334
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(1,212)	(8,450)	825
Decrease (increase) in prepaid and other current assets	(3,289)	(5,608)	(8,694)
Decrease (increase) in other assets	77	—	—
Increase(decrease) in accounts payable and other accrued expenses	(5,511)	9,128	16,835
Increase (decrease) in other liabilities	1,028	472	(20,125)

Net cash provided by (used in) operating activities	(3,161)	2,052	(204,009)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expeditures	(576)	—	(8,522)
Acquisition costs	—	—	728,328
Purchase price adjustments	352	135	—

Net cash provided by (used in) investing activities	(224)	135	719,806

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdrafts	—	—	2,214
Proceeds from credit facilities	11,000	—	113,200
Repayment of credit facilities	(15,500)	(10,000)	(466,219)
Cash dividends to shareholders	—	—	(268)
Distribution of cash to trust	—	—	(48,579)
Purchase of minority interest	—	—	(123,610)
Repurchase of ESOP shares	—	—	(58)
Proceeds from stock options	—	—	186

Net cash used in financing activities	(4,500)	(10,000)	(523,134)

Decrease in cash and cash equivalents	(7,885)	(7,813)	(7,337)

Cash and cash equivalents at beginning of period	7,898	10,253	7,337

Cash and cash equivalents at end of period	$13	$2,440	$—

Supplemental disclosures of cash flow information:
Trade revenue	1,360	174	—
Trade expense	1,171	111	—
Cash paid for taxes	1,845	—	—
Interest paid	37,791	—	17,309
Non-cash distributions to trust	—	—	81,305
See accompanying notes to condensed consolidated financial statements.

CMP Susquehanna Radio Holdings Corp. and Subsidiaries (“Radio Holdings”)
and Susquehanna Pfaltzgraff Co. and Subsidiaries (“Predecessor”)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP Susquehanna Radio Holdings Corp. and subsidiaries (“Radio Holdings”) and Susquehanna Pfaltzgraff Co. and subsidiaries (“Predecessor” or “SPC”; and, together with Radio Holdings, the “Company”) and the notes thereto included in the Company’s consolidated audited financial statements for the year ended December 31, 2006. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2007, and the combined period from January 1, 2006 through May 4, 2006 and May 5, 2006 through June 30, 2006 (the “Combined Period”), are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2007.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Since Predecessor’s stockholders sold Predecessor’s Radio operations in a stock transaction, Radio and general corporate activities are classified as continuing operations. All other operations are classified as discontinued operations.
Radio Holdings is a second-tier subsidiary of Cumulus Media Partners, LLC (“CMP”) and the 100% owner of CMP Susquehanna Corp. (“CMPSC”), which is the principal operating subsidiary of CMP.
Financial Statement Presentation
The Predecessor’s financial statements have been presented for the period from January 1, 2006 through May 4, 2006 and for the period April 1, 2006 through May 4, 2006 since Radio Holdings did not then have its own operations during that period. The post-acquisition financial statements of Radio Holdings reflect the new basis of accounting. The principal intangibles arising from the acquisition are broadcast licenses, goodwill and pre-sold advertising contracts. In accordance with SEC guidance, Predecessor elected not to prepare the 2006 Statement of Cash Flows on a discontinued operations basis. Therefore, certain items such as depreciation expense and cash will differ from financial statements prepared on a discontinued operations basis.
Change In Entity
Effective March 1, 2007, KCHZ—FM, which was an asset of a non-guarantor indirect subsidiary of Radio Holdings, was transferred to another wholly owned second-tier subsidiary of CMP that is neither directly nor indirectly owned by Radio Holdings and the entity that previously held KCHZ was dissolved. Radio Holdings accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ is no longer included in any financial statements of Radio Holdings. Accordingly, Radio Holdings will no longer be required to disclose guarantor and non-guarantor entities. This change in entity occurred as a result of final FCC approval of the transfer of the KCHZ broadcast license.
KCHZ—FM's assets were $10.3 million, liabilities of $1.1 million, and equity of $9.2 million as of December 31, 2006. The station contributed net income of $0.0 million from May 5, 2006 (date of inception) to December 31, 2006 and net income of $0.1 million from January 1, 2007 to February 28, 2007.

Recent Accounting Pronouncement
FIN 48. In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:
•	a decision not to file a tax return in a particular jurisdiction for which a return might be required,

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.
FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from prior practice, whereby companies were able to recognize a tax benefit only if it is probable a tax position will be sustained.
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company classifies interest and penalties relating to uncertain tax positions in income taxes. The Company files numerous income tax returns with the United States federal level and with various state jurisdictions. Radio Holdings is indemnified by Predecessor’s selling stockholders against realized tax uncertainties for periods prior to acquisition (May 5, 2006). Radio Holdings has evaluated its exposure for tax uncertainties considering these indemnities. Consequently, it has recorded no reserve for tax uncertainties as it believes all of its net open positions are “more likely than not” to be sustained based on technical merits. Accordingly, it expects no change in its unrecognized tax benefits for the next 12 months. Due to the presence of net operating losses incurred in recent years, Radio Holdings is subject to examination for prior years. Its liability resulting from any examinations would subject to the indemnities described above.
2. Discontinued Operations of Predecessor
Discontinued operations of Predecessor include Cable, Pfaltzgraff, SusQtech and Real Estate. Continuing operations include Radio and certain general corporate overhead.
On May 1, 2006, the Predecessor sold the assets of its cable business to Comcast Corporation for approximately $772 million cash. Substantially all of the gain from operations of discontinued subsidiaries is attributable to the operations of Cable.
Included in the gain from operations of discontinued subsidiaries for the periods presented below are (in thousands):

	January 1, 2006 Through	April 1, 2006 Through
	May 4, 2006	May 4, 2006

Revenues from discontinued operations	$70,394	$17,173
Interest expense, net	$6,065	$1,327
3. Long-term Debt
The Company’s long-term debt consisted of the following at June 30, 2007 and December 31, 2006 included (in thousands):

	Radio Holdings
	June 30, 2007	December 31, 2006

Debt classified as continuing operations:
9.875% Senior subordinated notes	$250,000	$250,000
Term loan and revolving credit facility	677,000	681,500

Total	927,000	931,500
Less amounts payable within one year	7,000	7,000

	$920,000	$924,500

As of June 30, 2007, there were $9.0 million of borrowings outstanding under CMPSC’s revolving credit facility. The revolving loan interest rate is variable based on the levels of leverage, and range from 1.75% to 2.25% above LIBOR or from 0.75% to 1.25% above the alternate base rate (as defined in the credit agreement governing the credit facility). The term loan interest rate is 2% above LIBOR or 1% above the alternate base rate. At June 30, 2007, CMPSC’s effective interest rate, excluding the interest rate swap discussed below, on the loan amounts outstanding under CMPSC’s credit facilities was 8.05%. In August, 2006 CMPSC entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $225.0 million of floating rate bank borrowings for a one-year period. As a result, including the fixed component of the swap at June 30, 2007, CMPSC’s effective interest rate on the loan amounts outstanding under CMPSC’s credit facilities was 7.526%.
CMPSC’s obligations under the credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of Radio Holdings’ direct and indirect domestic subsidiaries. In addition, CMPSC’s obligations under the credit facility are guaranteed by its subsidiaries.
The term loan has a repayment schedule, which began on September 30, 2006, that requires quarterly principal payments of 0.25% of the original loan. The term loan also has required payments based on the excess cash flow as defined in the agreement. The unpaid balance of the term loan is due in May 2013 and the revolving loan is due in May 2012.
CMPSC’s senior subordinated notes have a rate of 9.875% and mature in May 2014. In accordance with the registration rights agreement entered into with respect to the senior subordinated notes at the time of original issuance, because CMPSC did not consummate a registered exchange offer for such notes within 360 days after their issue date, commencing on May 1, 2007 additional interest accrued at a rate of 0.25% per annum, until the exchange offer was consummated, on July 23, 2007.
The senior subordinated notes are unsecured and the credit facilities are secured by a blanket lien over all assets of Radio Holdings. The credit agreement governing the credit facilities contain a number of standard financial covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets and make capital expenditures. CMPSC’s senior subordinated notes are subject to various covenants, restrictions and other requirements.
At June 30, 2007, the Company was in compliance with all covenants for both the senior subordinated notes and the credit facilities.
4. Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through Accumulated Other Comprehensive Income (“AOCI”), a component of stockholders’ equity. The Company uses derivative financial instruments solely to limit interest rate exposure and none are used for trading purposes.

CMPSC entered into an interest rate swap arrangement in August 2006 in order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction had an effective date of November 9, 2006 and locks in the future interest expense at 5.2% for the first $225.0 million of bank borrowings through November 9, 2007. The transaction is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. As of June 30, 2007 and December 31, 2006, the fair value of the derivative was $0.2 million, respectively.
The fair value of the August 2006 swap is determined periodically by obtaining quotations from the financial institution that is the counterparty to the swap arrangement. The fair value represents an estimate of the net amount that CMPSC would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the August 2006 swap are reported in AOCI.
During the three months ended March 31, 2006, Predecessor was party to swaps with notional values totaling $50 million, expiring in 2007. The Predecessor was also party to a 2.5% interest floor with a $50 million notional value. Predecessor did not elect hedge accounting for these instruments. On February 1, 2006, Predecessor settled its interest swap and floor at a gain of $0.6 million.
5. Contingencies
The Company is a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all matters and believes that their ultimate resolution will not have a material adverse effect on its condensed consolidated financial position, results of operations or cash flow. The Company is not a party to any lawsuit or proceeding, which, in our opinion, is likely to have a material adverse effect on the Company’s consolidated financial statements.
The Company’s national advertising sales agency contract with Katz Media Group, Inc. (“Katz”) contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
6. Related Party
Concurrent with the consummation of the acquisition, CMP Susquehanna Holdings Corp., the parent company of Radio Holdings (“Holdings”), entered into a management agreement with Cumulus Media Inc. (“Cumulus”) to manage the operations of CMP’s subsidiaries. The agreement provides for Holdings, on a quarterly basis, to pay a management fee that is 4% of Holding’s consolidated annual EBITDA or $4.0 million, whichever is greater. In addition, Holdings and its subsidiaries also have an agreement with the equity investors in CMP (other than Cumulus) under which Holdings pays an investor fee of $1.0 million or 1% of EBITDA to cover ongoing investor expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report. For purposes of this discussion and analysis, the terms “we,” “our” and “us” refer to Susquehanna Pfaltzgraff Co. and its consolidated subsidiaries (“SPC”) with respect to the periods prior to our acquisition SPC’s radio broadcast operations on May 5, 2006 (the “Acquisition”) and to CMP Susquehanna Radio Holdings Corp. and its consolidated subsidiaries (“Radio Holdings”), with respect to the periods after the Acquisition, in each case except as otherwise indicated by the context. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
We are currently the largest privately owned radio broadcasting company in the United States and the 11th largest radio broadcasting company overall in the United States based on 2006 revenues. We own 33 radio stations, of which we operate 20 FM and 7 AM revenue-generating stations in 8 metropolitan markets in the United States. We believe our properties represent a unique collection of radio assets with diversified geographic presence and programming formats. Our stations serve four of the ten largest radio markets in the United States by revenue (San Francisco, Dallas, Atlanta, and Houston) in addition to the Cincinnati, Kansas City, Indianapolis, and York, Pennsylvania markets. We believe our station portfolio includes a number of the highest revenue-grossing and most listened-to stations in our markets.
Effective March 1, 2007, KCHZ – FM, which was an asset of a non-guarantor indirect subsidiary of Radio Holdings, was transferred to another wholly owned second-tier subsidiary of CMP that is neither directly nor indirectly owned by Radio Holdings and the entity that previously held KCHZ was dissolved. Radio Holdings accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ is no longer included in any financial statements or this discussion and analysis.
Advertising Revenue and Station Operating Income
Our primary source of revenue is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis-generally one, two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.
The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash.
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2007, approximately 78.4% of our revenues were from local advertising. We have engaged Katz Media Group, Inc, an outside national advertising firm, to represent us as our national advertising sales agent.

Our revenues vary throughout the year. As is typical in the radio broadcasting industry, our revenues and operating income are typically lowest in the first quarter and are relatively level in the other quarters.
Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate station operating income. See the definition of this non-GAAP measure, including a description of the reasons for its presentation, as well as a quantitative reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.
Results of Operations
The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows. The results of operations from the three month period ended June 30, 2007 (entirely post-Acquisition) are not comparable to the combined period from April 1, 2006 to May 04, 2006 (entirely pre-Acquisition) and Acquisition to June 30, 2006 (referred to as the combined three-month period). The results of operations for the six months ended June 30, 2007 (entirely post-Acquisition) are not comparable to the combined period from January 1, 2006 to May 4, 2006 (entirely pre-Acquisition), and Acquisition to June 30, 2006 (referred to as the combined six-month period).

		Radio Holdings/
	Radio Holdings	Predecessor
		Combined Three
	Three Months	Months Ended	Increase	% Percent
	Ended June 30, 2007	June 30, 2006	(Decrease)	Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$60,051	$57,632	$2,419	4.2%
Station operating expenses excluding depreciation, amortization and LMA fees	33,216	39,446	(6,230)	(15.8)%
Corporate general and administrative expenses	2,208	27,584	(25,376)	(92.0)%
Depreciation and amortization	2,582	12,461	(9,879)	(79.3)%
Costs related to sale of business, principally advisory fees	—	14,513	(14,513)	(100.0)%

Operating income (loss)	$22,045	$(36,372)	$(58,417)	(160.6)%
Interest expense, net	(19,924)	(12,640)	7,284	57.6%
Other income (expense), net	74	(1,811)	(1,885)	(104.1)%
Income tax benefit	2,715	19,926	(17,211)	(86.4)%
Minority interest expense	—	(897)	(897)	(100.0)%

Income (loss) from continuing operations	$4,910	$(31,794)	$(36,704)	(115.4)%

OTHER DATA:
Station operating income (1)	$26,835	$18,186	$8,649	47.6%
Station operating income margin (2)	44.7%	31.6%	* *	* *

		Radio Holdings/
	Radio Holdings	Predecessor
	Six Months Ended	Combined Six Months	Increase	% Percent
	June 30, 2007	Ended June 30, 2006	(Decrease)	Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$106,178	$106,843	$(665)	(0.6)%
Station operating expenses excluding depreciation, amortization and LMA fees	59,770	71,217	(11,447)	(16.1)%
Corporate general and administrative expenses	3,751	33,838	(30,087)	(88.9)%
Depreciation and amortization	5,377	14,251	(8,874)	(62.3)%
Costs related to sale of business, principally advisory fees	—	14,513	(14,513)	(100.0)%

Operating income (loss)	$37,280	$(26,976)	$(64,256)	(238.2)%
Interest expense, net	(39,433)	(17,106)	22,327	130.5%
Loss on early extinguishment of debt	—	(6,492)	(6,492)	(100.0)%
Other income (expense), net	(74)	(1,586)	(1,512)	(95.3)%
Income tax benefit	4,809	19,817	(15,008)	(75.7)%
Minority interest expense	—	(1,368)	(1,368)	(100.0)%

Income (loss) from continuing operations	$2,582	$(33,711)	$(36,293)	(107.7)%

OTHER DATA:
Station operating income (1)	$46,408	$35,626	$10,782	30.3%
Station operating income margin (2)	43.7%	33.3%	* *	* *
Cash flows related to:
Operating activities	(3,161)	(201,957)	(198,796)	(98.4)%
Investing activities	(224)	719,941	(720,165)	(100.0)%
Financing activities	(4,500)	(533,134)	(528,634)	(99.2)%
Capital expenditures	(576)	(8,522)	(7,946)	(93.2)%

**	Not a meaningful calculation to present.

(1)	Station operating income consists of operating income before corporate general and administrative expenses, depreciation and amortization and costs related to sale of business, principally advisory fees. Station operating income is not a measure of performance calculated in accordance with GAAP. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
   Three Months Ended June 30, 2007 Compared to the Combined Three Months Ended June 30, 2006.
Net Revenues. Net revenues increased $2.4 million, or 4.2%, to $60.1 million for the three months ended June 30, 2007, from $57.6 million for the combined three months ended June 30, 2006. This increase was primarily the result of organic growth across our station platform.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization, decreased $6.2 million, or 15.8%, to $33.2 million for the three months ended June 30, 2007 from $39.4 million for the combined three months ended June 30, 2006. This decrease was primarily attributable to staffing reductions and other operating expense reduction activities related to the Acquisition.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $25.4 million or 92.0% to $2.2 million for the three months ended June 30, 2007 as compared to $27.6 million for the combined three months ended June 30, 2006. This difference in cost for the second quarter is due to the composition of the cost base for Radio Holdings as compared to SPC, whose corporate infrastructure supported lines of business other than radio operations.

Depreciation and Amortization. Depreciation and amortization decreased $9.9 million, or 79.3%, to $2.6 million for the three months ended June 30, 2007 compared to $12.5 million for the combined three months ended June 30, 2006. This decrease was primarily attributable to the amortization relating to the value allocated to tangible and intangible assets (particularly pre-sold advertising) in the purchase price allocation for the Acquisition.
Interest Expense, Net. Interest expense, net increased by $7.3 million or 57.6% to $19.9 million for the three months ended June 30, 2007 compared to $12.6 million for the combined three months ended June 30, 2006, due to the new debt structure associated with Radio Holdings.
Income Taxes. There was an income tax benefit of $2.7 million for the three months ended June 30, 2007 as compared to income tax benefit of $19.9 million for the combined three months ended June 30, 2006.
Station Operating Income. As a result of the factors described above, station operating income increased $8.6 million, or 47.6%, to $26.8 million for the three months ended June 30, 2007 compared to a station operating income of $18.2 million for the combined three months ended June 30, 2006.
We believe that station operating income is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that station operating income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be useful in order to determine the value of our portfolio of stations. We believe that station operating income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, station operating income is the primary measure that our management uses to evaluate the performance and results of our stations. As a result, in disclosing station operating income, we are providing investors with an analysis of our performance that is consistent with that which is utilized by our management.
Station operating income is not a recognized term under GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, station operating income is not intended to be a measure of free cash flow available for dividends, reinvestment in our business or other management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station operating income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of GAAP. We compensate for the limitations of using station operating income by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Station operating income has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Moreover, because not all companies use identical calculations, these presentations of station operating income may not be comparable to other similarly titled measures of other companies.
The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (unaudited, dollars in thousands):

	Radio Holdings	Radio Holdings/ Predecessor
		Combined Three
	Three Months Ended	Months Ended	Increase/	% Percent
	June 30, 2007	June 30, 2006	(Decrease)	Change

Operating income (loss)	$22,045	$(36,372)	$(58,417)	(160.6)%
Corporate general and administrative expenses	2,208	27,584	(25,376)	(92.0)%
Depreciation and amortization	2,582	12,461	(9,879)	(79.3)%
Cost related to sale of business principally advisory fees	—	14,513	(14,513)	(100.0)%

Station operating income	$26,835	$18,186	$8,649	47.6%

Intangible Assets. Intangible assets, net of amortization, were approximately $1,353.2 million and $1,356.3 million as of June 30, 2007 and December 31, 2006, respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
   Six Months Ended June 30, 2007 Compared to the Combined Six Months Ended June 30, 2006.
Net Revenues. Net revenues decreased $0.6 million, or 0.6%, to $106.2 million for the six months ended June 30, 2007, from $106.8 million for the combined six months ended June 30, 2006 representing no material change from period to period.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization, decreased $11.4 million, or 16.1%, to $59.8 million for the six months ended June 30, 2007 from $71.2 million for the combined six months ended June 30, 2006. This decrease was primarily attributable to staffing reductions and other operating expense reduction activities related to the Acquisition.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $30.1 or 88.9% to $3.7 million for the six months ended June 30, 2007 as compared to $33.8 million for the combined six months ended June 30, 2006. This decrease is due to the composition of the cost base for Radio Holdings as compared to SPC, whose corporate infrastructure supported lines of business other than radio operations.
Depreciation and Amortization. Depreciation and amortization decreased $8.9 million, or 62.3%, to $5.4 million for the six months ended June 30, 2007 compared to $14.3 million for the combined six months ended June 30, 2006. This decrease was primarily attributable to the amortization relating to the value allocated to tangible and intangible assets (particularly pre-sold advertising) in the purchase price allocation for the Acquisition.
Interest Expense, Net. Interest expense, net increased by $22.3 million or 130.5% to $39.4 million for the six months ended June 30, 2007 compared to $17.1 million for the combined six months ended June 30, 2006, due to the new debt structure associated with Radio Holdings.
Income Taxes. There was an income tax benefit of $4.8 million for the six months ended June 30, 2007 as compared to income tax benefit of $19.8 million for the combined six months ended June 30, 2006.
Station Operating Income. As a result of the factors described above, station operating income increased $10.8 million, or 30.3%, to $46.4 million for the six months ended June 30, 2007 compared to $35.6 million for the combined six months ended June 30, 2006.
The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (unaudited, dollars in thousands):

		Radio Holdings/
	Radio Holdings	Predecessor
	Six Months Ended	Combined Six Months	Increase/	% Percent
	June 30, 2007	Ended June 30, 2006	(Decrease)	Change

Operating income (loss)	$37,280	$(26,976)	$(64,256)	(238.2)%
Corporate general and administrative expenses	3,751	33,838	(30,087)	(88.9)%
Depreciation and amortization	5,377	14,251	(8,874)	(62.3)%
Cost related to sale of business principally advisory fees	—	14,513	(14,513)	(100.0)%

Station operating income	$46,408	$35,626	$10,782	30.3%

Liquidity and Capital Resources
   Historical Cash Flows
Historically, our principal needs for liquidity have been to fund the acquisitions of radio stations, expenses associated with station and corporate operations, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as borrowings under our existing senior credit facilities and long-term inter company borrowings.
The statements of cash flows included in our condensed consolidated financial statements include both continuing and discontinued operations. The comparison of cash flows data between the six-months ended June 30, 2007 and 2006 are not useful in evaluating our historical cash flows generated by radio operations.
For the six months ended June 30, 2007, net cash used in operating activities decreased $198.8 million to $3.2 million, from $202.0 million for the combined six months ended June 30, 2006. As stated above, this comparison of cash flows data between the six months ended June 30, 2007 and 2006, is not useful in evaluating our historical cash flows generated by radio operations.
For the six months ended June 30, 2007, net cash provided by investing activities decreased $720.1 million to $0.2 million used in investing activities, from $719.9 million for the combined six months ended June 30, 2006. As stated above, this comparison of cash flows data between the six months ended June 30, 2007 and 2006, is not useful in evaluating our historical cash flows.
For the six months ended June 30, 2007, net cash used in financing activities decreased $528.6 million to $4.5 million, from $533.1 million for the combined six months ended June 30, 2006. As stated, this comparison of cash flows data between the six months ended June 30, 2007 and 2006, is not useful in evaluating our historical cash flows.
   Sources of Liquidity
As of June 30 2007, we had $927.0 million in aggregate indebtedness, including CMPSC’s outstanding 9.875% senior subordinated notes due 2014, with an additional $100 million of borrowing capacity available under the revolving credit facility of our wholly owned subsidiary CMP Susquehanna Corp. (“CMPSC”), subject to satisfaction of certain conditions.
As of June 30, 2007, there were $668.0 million in borrowings outstanding under CMP’s term-loan facility. We have drawn $9.0 million on our revolving credit facility, excluding approximately $3.3 million of letters of credit outstanding, which has the effect of reducing revolving credit availability to $87.7 million. During the six months ended June 30, 2007, there was a principal payment on the term loan facilities of $15.5 million.
The term loan facility will mature on May 5, 2013, and will amortize in equal quarterly installments that began on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter until maturity, when the balance is due. The revolving credit facility will mature on May 5, 2012 and, except at our option, the commitment will remain unchanged up to that date.
Borrowings under the term loan facility bear interest, at our option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate (defined as the higher of the Federal Funds Rate plus 1/2 of 1% and the Deutsche Bank Prime Rate) plus 1%.
At June 30, 2007, prior to the effect of the interest rate swap, the effective interest rate on the term loan was 8.05%.
The credit agreement governing the senior secured credit facility also contains a number of other covenants that limit our flexibility in operating our business as well as covenants that require that we maintain certain specified financial ratios. See “Description of Other Indebtedness — Senior Secured Credit Facilities.”
The indenture governing the notes also contains a number of covenants that limit our flexibility in operating our business. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

   Future Needs for Liquidity
We expect our future needs for liquidity to arise primarily from expenses associated with our station and corporate operations, capital expenditures, payment of the management fee and expenses under the Cumulus management agreement, and interest and debt service payments under CMPSC’s senior secured credit facilities and the notes. In addition, we may from time to time engage in portfolio development. We expect our cash flows from operations, combined with availability under our new revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next 12 months.
We or our affiliates may, from time to time, in our or their sole discretion, purchase, repay, redeem or retire the notes, in privately negotiated or open-market transactions, by tender offer or otherwise, in accordance with the indenture governing the notes, the terms and conditions of the credit agreement governing CMPSC’s credit facility, and applicable SEC and marketplace rules and regulations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2007, approximately 48.8% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense would have changed by $2.3 million for the six months ended June 30, 2007. The credit agreement and indenture require CMPSC to have no more than 50% of its leverage subject to floating interest rate risk.
In August 2006, CMPSC entered into an interest rate swap arrangement to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction has an effective date of November 9, 2006 and locks in the future interest expense at 5.2075% for the first $225.0 million of bank borrowings for one year. The swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to accumulated other comprehensive income.
In the event of an adverse change in interest rates, management would likely take actions, in addition to the interest rate hedging requirement discussed above, to further mitigate its exposure to floating interest rate risk. Due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis could not take into account the effects of any change in the level of overall economic activity that could exist in such an environment.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, based on the existence of a material weakness related to the sufficiency and adequate training of personnel in the Cumulus corporate accounting function (which, pursuant to our management agreement with Cumulus, serves as our corporate accounting function), our disclosure controls and procedures are not effective as of June 30, 2007, due to the fact that the remediation efforts were not fully implemented by the end of such period.
In response to the material weakness referred to above, Cumulus has hired additional personnel to complement its existing corporate accounting staff. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on its overall financial condition or results of operations.

Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMP SUSQUEHANNA RADIO HOLDINGS CORP..

Date: August 14, 2007	By:	/s/ Martin R. Gausvik

Martin R. Gausvik Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.