Form 10-Q
period 2007-09-30
CMP Susquehanna Radio Holdings Corp.
filed 2007-11-14
CIK 1387195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from               to
Commission file number 333-143558
CMP SUSQUEHANNA RADIO HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-4530834 (I.R.S. Employer Identification No.)

3280 Peachtree Road N.W., Suite 2300, Atlanta GA (Address of Principal Executive Offices)	30305 (ZIP Code)

14 Piedmont Center, Suite 1400, Atlanta, GA (Former Address of Principal Executive Offices)
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

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Unaudited Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations For the Three Months Ended September 30, 2007 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), For the Three Months Ended September 30, 2006 (Radio Holdings), For the Nine Months Ended September 30, 2007 (Radio Holdings), and For the Periods From May 5, 2006 (date of inception) Through September 30, 2006 (Radio Holdings) and January 1, 2006 Through May 4, 2006 (Susquehanna Pfaltzgraff Co. “Predecessor”)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Radio Holdings), and the Periods From May 5, 2006 to September 30, 2006 (Radio Holdings) and January 1, 2006 to May 4, 2006 (Susquehanna Pfaltzgraff Co. “Predecessor”)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17
Signature	18
Exhibit Index	18
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32.1 SECTION 906 CERTIFICATION OF THE PEO & PFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	Radio Holdings
	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,246	$7,898
Accounts receivable, less allowance for doubtful accounts of $1,546 in 2007 and $1,509 in 2006	51,494	49,041
Deferred income taxes	988	927
Prepaid expenses and other current assets	5,941	3,188

Total Current Assets	64,669	61,054
Property, plant and equipment, net	37,689	40,852
Intangible assets, net (including goodwill of $549,642 in 2007 and $550,163 in 2006)	1,352,507	1,356,250
Other assets	33,049	36,230

Total assets	$1,487,914	$1,494,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,077	$2,023
Current portion of long-term debt	7,000	7,000
Accrued interest	12,538	6,437
Accrued income taxes	510	2,355
Other current liabilities	10,374	11,344

Total Current Liabilities	31,499	29,159
Long-term debt	913,250	924,500
Other liabilities	9,921	8,598
Deferred income taxes	251,369	250,626

Total liabilities	1,206,039	1,212,883
STOCKHOLDERS’ EQUITY:
Common Stock — Voting $.01 par value, authorized 1,000 shares and issued 100 shares	—	—
Additional paid-in capital	299,928	299,928
Accumulated deficit	(18,140)	(18,607)
Accumulated other comprehensive income	87	182

Total Stockholders’ Equity	281,875	281,503

Total Liabilities and Stockholders’ Equity	$1,487,914	$1,494,386

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Radio Holdings		Radio Holdings		Predecessor
				For the Period
	For the Three	For the Three	For the Nine	From May 5,	For the Period
	Months Ended	Months Ended	Months Ended	2006 Through	from January 1,
	September 30,	September 30,	September 30,	September 30,	2006 Through
	2007	2006	2007	2006	May 4, 2006

Broadcast revenues, net	$59,814	$58,117	$165,992	$98,973	$65,987

Operating expenses:
Station operating expense excluding depreciation amortization	33,154	33,105	92,924	54,812	49,510
Corporate general and administrative expenses	1,511	1,499	5,270	4,308	31,029
Depreciation and amortization	2,149	10,010	7,525	21,840	2,421

Costs related to sale of business, principally advisory fees	—	—	—	—	14,513

Total operating expenses	36,814	44,614	105,719	80,960	97,473

Operating income (loss) from continuing operations	23,000	13,503	60,273	18,013	(31,486)

Non-operating income (expense) from continuing operations:
Interest expense, net	(19,583)	(20,222)	(59,016)	(32,690)	(4,638)
Loss on early extinguishment of debt	—	—	—	—	(6,492)
Other income (expense)	(41)	(249)	(108)	(1,835)	—

Income (loss) from continuing operations before income taxes and minority interest	3,376	(6,968)	1,149	(16,512)	(42,616)
Income tax (provision) benefit	(5,490)	1,876	(682)	5,053	16,640
Minority interest income (expense)	—	—		—	(1,368)

Income (loss) from continuing operations	(2,114)	(5,092)	467	(11,459)	(27,344)

Discontinued operations:
Gain from operations of discontinued operations	—	—	—	—	502,718
Provision for income taxes	—	—	—	—	(195,647)
Minority interest expense	—	—	—	—	(73,966)

Gain on discontinued operations	—	—	—	—	233,105

Net income (loss)	$(2,114)	$(5,092)	$467	$(11,459)	$205,761

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

		(In thousands)
		Radio Holdings	Predecessor
	Nine Months Ended	May 5, 2006 to	January 1, 2006 to
	September 30, 2007	September 30, 2006	May 4, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$467	$(11,459)	$205,761
Adjustments to reconcile net income(loss) to net cash provided (used in) by operating activities:
Depreciation and amortization of intangible assets	7,525	21,840	15,143
Deferred financing amortization	3,004	1,428	197
Radio Employee Stock Plan	—	—	118
Provision for doubtful accounts	653	772	—
Loss on extinguishment of debt	—	—	6,492
SusQtech and Pfaltzgraff	—	—	(498,528)
Deferred income taxes	682	$(5,053)	2,633
Minority interests	—	—	75,334
Changes in assets and liabilities:
Decrease (increase) in accounts receivable,	(3,106)	797	825
Decrease (increase) in prepaid and other current assets	(2,753)	(4,285)	(8,694)
Decrease (increase) in other assets	80	990	—
Increase (decrease) in accounts payable and other accrued expenses	2,541	21,200	16,835
Increase (decrease) in other liabilities	1,323	473	(20,125)

Net cash provided by (used in) operating activities	10,416	26,703	(204,009)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(1,140)	(96)	(8,522)
Acquisition costs	—	—	728,328
Purchase of intangibles	—	(1,220,043)	—
Purchase price adjustments	322	—	—

Net cash provided by (used in) investing activities	(818)	(1,220,139)	719,806

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdrafts	—	—	2,214
Proceeds from revolving line of credit	—	—	—
Proceeds from credit facility	11,000	700,000	113,200
Subordinated debt	—	250,000	—
Repayment of credit facilities	(22,250)	(16,750)	(466,219)
Payment of debt issuance costs	—	(25,721)	—
Capital contributions	—	299,928	—
Cash dividends to shareholders	—	—	(268)
Distribution of cash to trust	—	—	(48,579)
Purchase of minority interest	—	—	(123,610)
Repurchase of ESOP shares	—	—	(58)
Proceeds from stock options	—	—	186

Net cash provided by (used in) financing activities	(11,250)	1,207,457	(523,134)

(Decrease) Increase in cash and cash equivalents	(1,652)	14,021	(7,337)

Cash and cash equivalents at beginning of period	7,898	—	7,337

Cash and cash equivalents at end of period	$6,246	$14,021	$—

Supplemental disclosures of cash flow information:
Trade revenue	2,080	1,600	—
Trade expense	1,732	1,502	—
Cash paid for taxes	1,845	—	—
Interest paid	50,803	17,307	17,309
Non-cash distributions to trust	—	—	81,305
See accompanying notes to condensed consolidated financial statements.

CMP Susquehanna Radio Holdings Corp. and Subsidiaries (“Radio Holdings”)
and Susquehanna Pfaltzgraff Co. and Subsidiaries (“Predecessor”)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP Susquehanna Radio Holdings Corp. and subsidiaries (“Radio Holdings”) and Susquehanna Pfaltzgraff Co. and subsidiaries (“Predecessor” or “SPC”; and, together with Radio Holdings, the “Company”) and the notes thereto included in the Company’s consolidated audited financial statements for the year ended December 31, 2006. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2007, is not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2007.
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
Financial Statement Presentation
The Predecessor’s financial statements have been presented for the period from January 1, 2006 through May 4, 2006 since Radio Holdings did not then have its own operations during that period. The post-acquisition financial statements of Radio Holdings reflect the new basis of accounting. The principal intangibles arising from the acquisition are broadcast licenses, goodwill and pre-sold advertising contracts. In accordance with SEC guidance, Predecessor elected not to prepare the 2006 Statement of Cash Flows on a discontinued operations basis. Therefore, certain items such as depreciation expense and cash will differ from financial statements prepared on a discontinued operations basis.
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
KCHZ—FM’s assets were $10.3 million, liabilities of $1.1 million, and equity of $9.2 million as of December 31, 2006. The station contributed net income of $0.0 million from May 5, 2006 (date of inception) to December 31, 2006 and net income of $0.1 million from January 1, 2007 to February 28, 2007.
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
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company classifies interest and penalties relating to uncertain tax positions in income taxes. The Company files numerous income tax returns with the United States federal level and with various state jurisdictions. Radio Holdings is indemnified by Predecessor’s selling stockholders against realized tax uncertainties for periods prior to acquisition (May 5, 2006). Radio Holdings has evaluated its exposure for tax uncertainties considering these indemnities. Consequently, it has recorded no reserve for tax uncertainties as it believes all of its net open positions are “more likely than not” to be sustained based on technical merits. Accordingly, it expects no change in its unrecognized tax benefits for the next 12 months. Due to the presence of net operating losses incurred in recent years, Radio Holdings is subject to examination for prior open tax years from 2004 through 2006, with any resulting liability from the examinations being subject to the indemnities described above.
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
Included in the gain from operations of discontinued subsidiaries for the periods presented below are (in thousands):

January 1, 2006 Through May 4, 2006
Revenues from discontinued operations	70,394
Interest expense, net	6,065

3. Long-term Debt
The Company’s long-term debt consisted of the following at September 30, 2007 and December 31, 2006 and included (in thousands):

	Radio Holdings
	September 30, 2007	December 31, 2006

Debt classified as continuing operations:
9.875% Senior subordinated notes	$250,000	$250,000
Term loan and revolving credit facility	670,250	681,500

Total	920,250	931,500
Less amounts payable within one year	7,000	7,000

	$913,250	$924,500

As of September 30, 2007, there were $4.0 million of borrowings outstanding under CMPSC’s revolving credit facility. The revolving loan interest rate is variable based on the levels of leverage, and range from 1.75% to 2.25% above LIBOR or from 0.75% to 1.25% above the alternate base rate (as defined in the credit agreement governing the credit facility). The term loan interest rate is 2% above LIBOR or 1% above the alternate base rate. At September 30, 2007, CMPSC’s effective interest rate, excluding the interest rate swap discussed below, on the loan amounts outstanding under CMPSC’s credit facilities was 7.9%. In August, 2006 CMPSC entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $225.0 million of floating rate bank borrowings for a one-year period. As a result, including the fixed component of the swap at September 30, 2007, CMPSC’s effective interest rate on the loan amounts outstanding under CMPSC’s credit facilities was minimally effected. CMPSC’s obligations under the credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of Radio Holdings’ direct and indirect domestic subsidiaries. In addition, CMPSC’s obligations under the credit facility are guaranteed by its subsidiaries.
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
At September 30, 2007, the Company was in compliance with all covenants for both the senior subordinated notes and the credit facilities.
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

CMPSC entered into an interest rate swap arrangement in August 2006 in order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction had an effective date of November 9, 2006 and locks in the future interest expense at 5.2% for the first $225.0 million of bank borrowings through November 9, 2007. The transaction is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. As of September 30, 2007 and December 31, 2006, the fair value of the derivative was $0.1 million and $0.2 million, respectively.
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
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has an agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $9.4 million as of September 30, 2007 and will be paid in accordance with the agreement through December 2010.
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
Effective March 1, 2007, KCHZ — FM, which was an asset of a non-guarantor indirect subsidiary of Radio Holdings, was transferred to another wholly owned second-tier subsidiary of CMP that is neither directly nor indirectly owned by Radio Holdings and the entity that previously held KCHZ was dissolved. Radio Holdings accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ is no longer included in any financial statements or this discussion and analysis.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2007, approximately 78.3% of our revenues were from local advertising. We have engaged Katz Media Group, Inc, an outside national advertising firm, to represent us as our national advertising sales agent.
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
Results of Operations
The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows. The results of operations for the nine months ended September 30, 2007 (entirely post-Acquisition) are not comparable to the combined period from January 1, 2006 to May 4, 2006 (entirely pre-Acquisition), and Acquisition to September 30, 2006 (referred to as the combined nine-month period).

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006	Increase (Decrease)	% Percent Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$59,814	$58,117	$1,697	2.9%
Station operating expenses excluding depreciation, amortization and LMA fees	33,154	33,105	49	0.1%
Corporate general and administrative	1,511	1,499	12	0.8%
Depreciation and amortization	2,149	10,010	(7,861)	-78.5%

Operating income (loss)	$23,000	$13,503	$9,497	70.3%
Interest expense, net	(19,583)	(20,222)	(639)	-3.2%
Other income (expense), net	(41)	(249)	(208)	-83.5%
Income tax (provision) benefit	(5,490)	1,876	(7,366)	-392.6%

Income (loss) from continuing operations	$(2,114)	$(5,092)	$(2,978)	-58.5%

OTHER DATA:
Station operating income (1)	$26,660	$25,012	$1,648	6.6%
Station operating income margin (2)	44.6%	43.0%	**	* *

		Radio Holdings/
	Radio Holdings	Predecessor
		Combined Nine Months
	Nine Months Ended	Ended September 30,
	September 30, 2007	2006	Increase (Decrease)	% Percent Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$165,992	$164,960	$1,032	0.6%
Station operating expenses excluding depreciation, amortization and LMA fees	92,924	104,322	(11,398)	-10.9%
Corporate general and administrative	5,270	35,337	(30,067)	-85.1%
Depreciation and amortization	7,525	24,261	(16,736)	-69.0%
Costs related to sale of business, principally advisory fees	—	14,513	(14,513)	-100.0%

Operating income (loss)	$60,273	$(13,473)	$73,746	547.4%
Interest expense, net	(59,016)	(37,328)	21,688	58.1%
Loss on early extinguishment of debt	—	(6,492)	(6,492)	-100.0%
Other income (expense), net	(108)	(1,835)	(1,727)	-94.1%
Income tax (provision) benefit	(682)	21,693	(22,375)	(103.1%)
Minority interest expense	—	(1,368)	(1,368)	-100.0%

Income (loss) from continuing operations	$467	$(38,803)	$(39,270)	(101.2%)

OTHER DATA:
Station operating income (1)	$73,068	$60,638	$12,430	20.5%
Station operating income margin (2)	44.0%	36.8%	**	**
Cash flows related to:
Operating activities	10,416	(177,306)	187,722
Investing activities	(818)	(500,333)	(499,515)
Financing activities	(11,250)	684,323	(695,573)
Capital expenditures	(1,140)	(8,618)	(7,478)	-86.8%

** Not a meaningful calculation to present.
(1)	Station operating income consists of operating income before corporate general and administrative expenses, depreciation and amortization and costs related to sale of business, principally advisory fees. Station operating income is not a measure of performance calculated in accordance with GAAP. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.
Net Revenues. Net revenues increased $1.7 million, or 2.9%, to $59.8 million for the three months ended September 30, 2007, from $58.1 million for the three months ended September 30, 2006. This increase was primarily the result of organic growth across our station platform.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization decreased $0.1 million, or 0.1%, to $33.2 million for the three months ended September 30, 2007 from $33.1 million for the three months ended September 30, 2006.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses remained flat quarter over quarter at $1.5 million for the three months ended September 30, 2007 and 2006, respectively.
        .

Depreciation and Amortization. Depreciation and amortization decreased $7.9 million, or 78.5%, to $2.1 million for the three months ended September 30, 2007 compared to $10.0 million for the three months ended September 30, 2006. This decrease was primarily attributable to the amortization relating to the value allocated to tangible and intangible assets (particularly pre-sold advertising) in the purchase price allocation for the Acquisition.
Interest Expense, Net. Interest expense, decreased $0.6 million or 3.2% to $19.6 million for the three months ended September 30, 2007 compared to $20.2 million for the three months ended September 30, 2006. This decrease was due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current quarter.
Income Taxes. There was an income tax expense of $5.5 million for the three months ended September 30, 2007 as compared to income tax benefit of $1.9 million for the three months ended September 30, 2006.
Station Operating Income. As a result of the factors described above, station operating income increased $1.7 million, or 6.6%, to $26.7 million for the three months ended September 30, 2007 compared to a station operating income of $25.0 million for the three months ended September 30, 2006.
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
The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (unaudited, dollars in thousands):

	Three Months Ended	Three Months Ended	Increase/	% Percent
	September 30, 2007	September 30, 2006	(Decrease)	Change

Operating income (loss)	$23,000	$13,503	9,497	70.3%
Corporate general and administrative	1,511	1,499	12	0.8%
Depreciation and amortization	2,149	10,010	(7,861)	-78.5%

Station operating income	$26,660	$25,012	1,648	6.6%

Intangible Assets. Intangible assets, net of amortization, were approximately $1,352.5 million and $1,356.3 million as of September 30, 2007 and December 31, 2006, respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as talent contracts agreements. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
      Nine Months Ended September 30, 2007 Compared to the Combined Nine Months Ended September 30, 2006.
Net Revenues. Net revenues increased $1.0 million, or 0.6%, to $166.0 million for the nine months ended September 30, 2007, from $165.0 million for the combined nine months ended September 30, 2006. This increase was primarily the result of organic growth across our station platform.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization, decreased $11.4 million, or 10.9%, to $92.9 million for the nine months ended September 30, 2007 from $104.3 million for the combined nine months ended September 30, 2006. This decrease was primarily attributable to staffing reductions and other operating expense reduction activities related to the Acquisition.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $30.0 million or 85.1% to $5.3 million for the nine months ended September 30, 2007 as compared to $35.3 million for the combined nine months ended September 30, 2006. This decrease is due to the composition of the cost base for Radio Holdings as compared to SPC, whose corporate infrastructure supported lines of business other than radio operations.
Depreciation and Amortization. Depreciation and amortization decreased $16.8 million, or 69.0%, to $7.5 million for the nine months ended September 30, 2007 compared to $24.3 million for the combined nine months ended September 30, 2006. This decrease was primarily attributable to the amortization relating to the value allocated to tangible and intangible assets (particularly pre-sold advertising) in the purchase price allocation for the Acquisition.
Interest Expense, Net. Interest expense, net increased by $21.7 million or 58.1% to $59.0 million for the nine months ended September 30, 2007 compared to $37.3 million for the combined nine months ended September 30, 2006, due to the new debt structure associated with Radio Holdings.
Income Taxes. There was an income tax expense of $0.7 million for the nine months ended September 30, 2007 as compared to income tax benefit of $21.7 million for the combined nine months ended September 30, 2006.
Station Operating Income. As a result of the factors described above, station operating income increased $12.5 million, or 20.5%, to $73.1 million for the nine months ended September 30, 2007 compared to $60.6 million for the combined nine months ended September 30, 2006.
The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (unaudited, dollars in thousands):

	Radio Holdings	Predecessor
		Combined Nine
	Nine Months Ended	Months Ended	Increase/	% Percent
	September 30, 2007	September 30, 2006	(Decrease)	Change

Operating income (loss)	$60,273	$(13,473)	73,746	547.4%
Corporate general and administrative	5,270	35,337	(30,067)	-85.1%
Depreciation and amortization	7,525	24,261	(16,736)	-69.0%
Cost related to sale of business principally advisory fees	—	14,513	(14,513)	-100.0%

Station operating income	$73,068	$60,638	12,430	20.5%

Liquidity and Capital Resources
      Historical Cash Flows
Historically, our principal needs for liquidity have been to fund the acquisitions of radio stations, expenses associated with station and corporate operations, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as borrowings under our existing senior credit facilities and long-term inter company borrowings. The statements of cash flows included in our condensed consolidated financial statements include both continuing and discontinued operations. The comparison of cash flows data between the nine-months ended September 30, 2007 and 2006 are not useful in evaluating our historical cash flows generated by radio operations.
For the nine months ended September 30, 2007, net cash provided by operating activities increased $187.7 million to $10.4 million, from $177.3 million of net cash used in operating activities for the combined nine-months ended September 30, 2006. As stated above, this comparison of cash flows data between the nine-months ended September 30, 2007 and 2006, is not useful in evaluating our historical cash flows generated by radio operations.
For the nine months ended September 30, 2007, net cash provided by investing activities decreased $499.5 million to $0.8 million used in investing activities, from $500.3 million used in investing activities for the combined nine months ended September 30, 2006. As stated above, this comparison of cash flows data between the six months ended June 30, 2007 and 2006, is not useful in evaluating our historical cash flows.
For the nine months ended September 30, 2007, net cash from financing activities decreased $695.6 million to $11.3 million used in financing activities, from $684.3 million provided by financing activities for the combined nine months ended September 30, 2006. As stated above, this comparison of cash flows data between the nine months ended September 30, 2007 and 2006, is not useful in evaluating our historical cash flows.
      Sources of Liquidity
As of September 30 2007, we had $920.3 million in aggregate indebtedness, including CMPSC’s outstanding 9.875% senior subordinated notes due 2014, with an additional $96.0 million of borrowing capacity available under CMPSC’s revolving credit facility, subject to satisfaction of certain conditions.
As of September 30, 2007, there were $670.3 million in borrowings outstanding under CMP’s term-loan facility. We have drawn $4.0 million on the revolving credit facility, excluding approximately $3.3 million of letters of credit outstanding, which has the effect of reducing revolving credit availability to $92.7 million. During the nine months ended September 30, 2007, we made a principal payment on the term loan facilities of $1.8 million.
The term loan facility will mature on May 5, 2013, and will amortize in equal quarterly installments that began on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter until maturity, when the balance is due. The revolving credit facility will mature on May 5, 2012 and, except at our option, the commitment will remain unchanged up to that date.
Borrowings under the term loan facility bear interest, at our option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate (defined as the higher of the Federal Funds Rate plus 0.5% and the Deutsche Bank Prime Rate) plus 1%.
At September 30, 2007, prior to the effect of the interest rate swap, the effective interest rate on the term loan was 7.9%.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2007, approximately 48.4% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense would have changed by $3.3 million for the nine months ended September 30, 2007. The credit agreement and indenture require CMPSC to have no more than 50% of its leverage subject to floating interest rate risk.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, based on the existence of a material weakness related to the sufficiency and adequate training of personnel in the Cumulus corporate accounting function (which, pursuant to our management agreement with Cumulus, serves as our corporate accounting function), our disclosure controls and procedures are not effective as of September 30, 2007, due to the fact that the remediation efforts were not fully tested by the end of such period.
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CMP SUSQUEHANNA RADIO HOLDINGS CORP..
Date: November 14, 2007	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.