Form 10-K
period 2007-12-31
CMP Susquehanna Radio Holdings Corp.
filed 2008-03-31
CIK 1387195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-143558
CMP Susquehanna Radio Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State of Incorporation)	(I.R.S. Employer Identification No.)
3280 Peachtree Road N.W.
Suite 2300
Atlanta, GA 30305
(404) 949-0700
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
9 7/8% Senior subordinated notes due 2014 of CMP Susquehanna Corp.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

CMP SUSQUEHANNA RADIO HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K
for the Fiscal Year Ended December 31, 2007

PART I
Item 1. Business
Certain Definitions
     In this Form 10-K the terms “we,” “our” and “us” refer to Susquehanna Pfaltzgraff Co. and its consolidated subsidiaries (“SPC”) with respect to the periods prior to our acquisition of  SPC’s radio broadcast operations on May 5, 2006 (the “Acquisition”) and to CMP Susquehanna Radio Holdings Corp. and its consolidated subsidiaries (“Radio Holdings”), with respect to the periods after the Acquisition, in each case except as otherwise indicated by the context. Radio Holdings is a direct subsidiary of CMP Susquehanna Holdings Corp. (“Holdings”), a second-tier subsidiary of Cumulus Media Partners, LLC (“CMP”) and the 100% owner of CMP Susquehanna Corp. (“CMPSC”), which is the principal operating subsidiary of CMP.
     We use the term “local marketing agreement” (“LMA”) in various places in this report. A typical LMA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party. The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming. In addition to entering into LMAs, we will from time to time enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.
     We also use the term “joint services agreement” (“JSA”) in several places in this report. A typical JSA is an agreement that authorizes one party or station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime).
     Unless otherwise indicated:
•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2007 Arbitron Market Report, referred to as Arbitron’s Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest million, unless otherwise indicated.
     The term “Station Operating Income,” is used in various places in this document. Station Operating income consists of operating income before gain (loss) on sale of assets, depreciation and amortization, corporate general and administrative expenses, costs related to sale of business (principally advisory fees), and impairment of intangible assets and goodwill. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station Operating Income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude costs related to the sale of business (primarily advisory fees) and gain (loss) on sale of assets due to the nature of a non-repetitive transaction not being an actual measure of on-going station performance. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate the stations and the relatively insignificant amount of intangible assets subject to amortization. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude impairment of intangible assets and goodwill from the measure as they do not represent cash payments related to the operation of the stations.
     We believe that Station Operating Income is the most frequently used financial measure in determining the market value of a radio station or group of stations. Our management has observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions our management has completed in their combined experience, they have used Station Operating Income as the primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is the primary measure that our management uses to evaluate the performance and results of our stations. Management uses the measure to assess the performance of our station managers and our Board (the CMP Board of Directors) uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our investors with an analysis of our performance that is consistent with that which is utilized by our management and Board.
     Station Operating Income is not a recognized term under GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Station Operating Income is not intended to be a measure of free cash flow available for dividends, reinvestment in our business or other management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station Operating Income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of GAAP. Management compensates for the limitations of using station operating income by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Station Operating Income has its limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP
Company Overview
     We are the 11th largest radio broadcasting company overall in the United States based on 2007 revenues. We own 33 radio stations, of which we operate 23 FM and 10 AM revenue-generating stations in 9 metropolitan markets in the United States. We believe our properties represent a unique collection of radio assets with diversified geographic presence and programming formats. Our stations serve four of the ten largest radio markets in the United States by revenue (San Francisco, Dallas, Atlanta and Houston) in addition to the Cincinnati, Kansas City, Louisville, Indianapolis, and York, PA markets. We believe our station portfolio includes a number of the highest revenue-grossing and most listened-to stations in our markets. In 2007, we had net revenues of $223.4 million and Station Operating Income of $100.0 million. Please see “Selected Consolidated Financial Data” for a reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.
     We have followed a focused strategy of assembling and operating clusters of stations in some of the nation’s largest markets. According to BIA, our cluster rank by revenue is in the top three in six of the eight markets in which we operate. According to Arbitron, 21 of our stations have ratings ranking them in the top 3 within their formats in their respective markets, including 15 stations that rank first within their formats and 5 stations that rank second within their formats. The majority of our stations enjoy strong ratings in their target demographics, reflecting loyal listener bases, which we believe are driven by these stations’ long-standing community presences and established brands. In addition, we believe our markets have attractive demographics. According to BIA, most of our markets have per capita and household after-tax disposable income, expected household after-tax disposable income growth and expected population growth in excess of the national average, which we believe makes our stations attractive to a broad base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.

     Our stations offer a broad range of programming formats including country, contemporary hit radio/top 40, adult contemporary, oldies, rock and sports and talk radio, each targeted to a specific demographic audience within our markets. In addition, we have affiliations with 10 professional sports teams across several of our markets, increasing our attractiveness to national and local advertisers. We believe our presence in large metropolitan markets, clustering strategy and variety of programming formats make us attractive to a diverse base of local and national advertisers, which, together with our strong ratings, provide us the opportunity to generate higher market revenue share.
     The performance of our stations is due in part, to consistent historical growth in radio advertising spending in the United States. Over the last three years, trends in radio advertising revenue for the industry have mirrored fluctuations in the economic environment, yielding mixed results. In 2007, advertising revenues for the industry decreased 2%, the first decline in growth in six years after increasing 1% in 2006 and remaining flat in 2005.
     We believe we have several significant opportunities for growth within our current business model. One source of growth is the maturation of recently reformatted or rebranded stations. Another source of our growth is our investment in signal upgrades, which allows for a larger audience reach for stations that were already strong performers. In addition, we have substantially completed implementation of HD Radiotm technology across our station portfolio, with capital expenditures that represented less than 2.4% of revenues over the past three years. HD Radiotm technology enables FM stations to deliver “CD-like” sound quality. We believe it will also revitalize AM radio programming by allowing AM stations to convert their existing mono and analog standards into digital and stereo formats. Over the long term, HD Radiotm has the potential to provide increased functionality such as on-demand traffic, on-demand weather, on-demand sports scores and vehicle navigation. Our capital expenditure requirements will remain at similarly low levels for the foreseeable future, contributing to our ability to generate consistent free cash flow.
     In May 2006, our direct parent, Holdings, entered into a management agreement with Cumulus Media Inc. (“Cumulus”), the second-largest radio company in the United States based on the number of stations owned or operated. See “Certain Relationships and Related Transactions, and Director Independence—Cumulus Management Agreement.” We believe that Cumulus is one of the premier radio management companies in the United States operating 310 stations across 56 markets. Our stations and Cumulus’s stations do not overlap or compete against one another in any market. During the three-year term of the Cumulus management agreement, officers of Cumulus will serve as our officers and will manage our operations.
     Radio Holdings is a Delaware corporation formed in 2006.
Strategy
     Our business strategy includes the following key elements intended to establish leadership positions in the markets we serve and to enhance our operating and financial performance.
•	Focus on Clusters in Large Markets. We believe that large markets provide an attractive combination of scale, stability and opportunity for future growth. We have followed a focused strategy of operating sizeable clusters of stations within our markets, and we manage a large share of the radio advertising within each market. This market position allows us to offer advertisers more attractive advertising packages targeted towards more specific audiences. In addition, the ability to share human resources, information technology, engineering, legal, marketing and other costs across cluster stations helps to improve our Station Operating Income margins.

•	Improve Operating Performance Using Cumulus’s Best-in-Class Practices. In May 2006, our direct parent, Holdings, entered into a management agreement with Cumulus, the second largest radio company in the United States based on number of stations owned or operated. Cumulus has been recognized as having one of the top management teams in the radio industry. The Chairman and Chief Executive Officer of Cumulus, Lewis W. Dickey, Jr., is our Chairman, President and Chief Executive Officer. Mr. Dickey was named “Best Radio & TV Broadcasting CEO” by Institutional Investor (January 2005). Among the reasons identified for this recognition were Mr. Dickey’s record for reducing Cumulus’s debt and improving its free cash flow while still acquiring operationally critical assets. We believe that the combination of best-in-class business practices from Cumulus’s management team, together with the enhanced purchasing power, scale and supplier relationships that result from the common management of the portfolios of Cumulus and our company, helps us drive local sales growth and operating efficiencies and improve Station Operating Income margins.

•	Employ Market Research and Targeted Programming. We seek to maximize station operating performance through market research and targeted programming. We maintain and regularly update extensive listener databases that provide valuable insight into our listener base. We also retain consultants and research organizations to continually evaluate listeners’ preferences and use information gathered from these sources to optimize our programming and marketing strategies. These strategies have included format changes and utilization of customized marketing campaigns to expand our listener base. We believe these strategies have contributed to the strong ratings and market positions of our stations. We believe the combination of our existing local market research abilities with the scale of Cumulus’ in-house market research allows us to maximize our future station operating performance.

•	Continue to Build Strong Relationships with Listeners and Advertisers. We are focused on developing and maintaining strong relationships with both our listener and advertiser base in our stations’ communities. Our stations maintain close relationships with listeners via e-mail event notification and weekly/biweekly station newsletters made possible by maintaining extensive listener databases. In addition, our stations host numerous high-profile community service events, concerts and listener promotions each year. These relationships with our listeners allow us to offer value-added marketing services to our advertiser base, including contacting listeners via targeted marketing campaigns.

•	Maintain Balanced Advertising Load. We closely manage our on-air inventory to maximize revenue without jeopardizing listening levels and resulting ratings. We believe the inventory levels maintained by our stations is lower inventory levels of our competitors. Our stations generally respond to demand for on-air inventory by varying pricing rather than varying target inventory levels. We believe that this strategy supports long-term positive ratings trends and stable revenue growth.

•	Pursue Strategic Acquisitions and Alternatives. Our portfolio development strategy has been focused on clustering radio stations in our existing markets and making opportunistic acquisitions in new markets in which we believe we can cost-effectively achieve a leading position in terms of audience and revenue share. We may also pursue strategic alternatives, such as asset swaps, to diversify or strengthen our portfolio of stations. In evaluating potential new stations, we assess the strategic fit of the station with our existing clusters of radio stations. When entering a new market, we would typically seek to acquire a “platform” upon which to expand our portfolio of stations and build a leading cluster of stations. We believe our ability to further develop our portfolio has been enhanced by our association with Cumulus, which we believe has a long history of successfully identifying and integrating acquisitions and asset swaps.

•	Pursue Internet Initiatives. We have aggressively pursued Internet opportunities, such as online streaming and incorporating advertisement-replacement technologies into streams. We have achieved success with radio streaming and, as a result, all of our stations are currently streamed over the Internet. Further, we believe San Francisco’s KFOG and Dallas’ “The Ticket” are among the most streamed stations in the country. These Internet initiatives expand our audience reach through new distribution methods while offering potential new revenue sources.
Acquisitions and Dispositions
     On December 5, 2007, we consummated an asset exchange agreement with Entercom Cincinnati License, LLC (“Entercom”) to exchange one of our radio stations in the Cincinnati, Ohio market, WSSD-FM, for one of their radio stations (WGRR-FM) in that market. We accounted for this transaction as a like-kind exchange and there was neither a gain nor a loss recognized in connection with this transaction.

Acquisition of SPC
     On May 5, 2006, a subsidiary of Radio Holdings acquired the stock of SPC, which, at that point held only radio assets, for approximately $1.2 billion. This acquisition gave Radio Holdings station platforms in seven of the top 50 radio markets in the country. Subsequent to the Acquisition, Radio Holdings allocated the purchase price to the tangible and intangible assets of the SPC, according to fair value appraisals performed after the closing. The difference between purchase price and the appraised values assigned to tangible and intangibles assets was recorded as goodwill. This purchase accounting allocation of the acquisition price established the new basis of accounting. Included in intangible assets are FCC licenses and goodwill, neither of which is amortized. Other intangibles consist primarily of pre-sold advertising contracts which were substantially fully amortized by December 31, 2006.
     Proceeds for the Acquisition were derived from bank financing, high yield unsecured notes, and $250 million in sponsor equity. In addition, Radio Holdings obtained $64 million of cash as equity from the asset-based financing, by a third party, of CMP KC, LLC’s radio assets which were three radio stations contributed by Cumulus as part of their equity contribution to CMP. Management consulted the guidelines issued by the SEC staff under Staff Accounting Bulletin 73 and determined the cash from CMP KC, LLC constituted equity in Radio Holdings.
     In addition, Radio Holdings recognized approximately $1.5 million in exit activity costs for employee severance,and contract termination costs. In accordance with the guidance set forth in Emerging Issue Task Force 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination, Radio Holdings capitalized these costs on the consolidated balance sheet and paid out approximately $1.0 million by December 31, 2006.
     In conjunction with the Acquisition, management made the decision to sell the programming assets of a station consisting of (i) intellectual property rights and goodwill, (ii) rights to a music library and (iii) rights to certain other assets for $5.0 million. The transaction was completed on September 20, 2006, and recorded as a reduction of goodwill. Radio Holdings also recorded in purchase accounting an asset held for sale for $8.5 million, relating primarily to a note receivable from another radio company.
     Concurrently with the consummation of the Acquisition, our direct parent Holdings, entered into a management agreement with Cumulus pursuant to which Cumulus’ management manages the operations of CMP’s subsidiaries. The agreement provides for CMP’s subsidiaries to, on a quarterly basis, pay a management fee that is 4% of CMP’s annual EBITDA or $4.0 million, whichever is greater. For the years ended December 31, 2007 and 2006, Radio Holdings recognized approximately $4.0 million and $2.6 million, respectively, in management fee expenses. CMP’s subsidiaries also have an agreement with the equity investors, excluding Cumulus, under which the total of the greater of $1.0 million or 1% of EBITDA is paid to cover ongoing investor expenses. This payment is made quarterly.
KCHZ Trust
     Effective March 1, 2007, KCHZ-FM, which was an asset of a non-guarantor, indirect subsidiary of Radio Holdings, was transferred to another wholly owned, second-tier subsidiary of CMP that is neither directly or indirectly owned by Radio Holdings, and the entity that previously held KCHZ was dissolved. Radio Holdings accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ is no longer included in any financial statements of Radio Holdings. Accordingly, Radio Holdings will no longer be required to disclose guarantor and non-guarantor entities. This change in entity occurred as a result of final FCC approval of the transfer of the KCHZ broadcast license.
     KCHZ-FM’s assets were $9.7 million, liabilities were $0.5 million, and equity was $9.2 million as of December 31, 2006. The station contributed net income of $0.0 million from May 5, 2006 (date of inception) to December 31, 2006, and net income of $0.1 million from January 1, 2007 to February 28, 2007.
Industry Overview
          The primary source of revenues for radio stations is the sale of advertising time to local and national spot advertisers and national network advertisers. Economic fluctuations over the last three years have resulted in mixed results for the industry with radio advertising revenue growth was down 2% in 2007, the first decline in growth rates in six years after increasing 1% in 2006 and remaining flat in 2005 according to the RAB. The RAB also reports that local advertising revenue as a percentage of total radio advertising revenue in a given market ranged from approximately 75% to 80% over the last 10 years. Despite the current economic environment, we believe local advertising will remain steady and may even show improvement. In a survey of advertisers by LEK Consulting, participants ranked local radio ahead of other media in terms of return on investment. We believe that radio advertising remains the best and most cost-effective means of reaching a targeted local audience.

     According to the RAB, radio reaches approximately 93% of all consumers over the age of 12 each week. The average listener over the age of 12 spends an average of nearly 20 hours per week listening to radio. A significant portion of all radio listening is done outside the home, primarily while commuting in the car. The RAB estimates that radio reaches 83% of adults 18 and older in the car each week.
     Radio is recognized by advertisers as an efficient, cost-effective means of reaching specifically identified demographic groups. Radio stations are typically classified by their on-air format such as country, adult contemporary, oldies or news/talk. A radio station’s format and style of presentation enables it to target certain demographics. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a radio station is able to market its broadcasting time to advertisers seeking to reach a specific audience.
     Radio is differentiated from other advertising media due to its minimal production costs for advertisers, low CPMs (Cost per Thousand Impressions) and its ability to reach out to a specifically identifiable consumer base in a cost effective manner. According to the RAB, radio advertising’s return on investment was determined to be 49% higher than that of television advertising. As various forms of old and new media compete for advertising dollars, we believe radio’s ubiquity and uniquely attractive local characteristics will sustain its strong position in the media market.
     The radio industry has recently begun broadcasting digital radio signals. Currently, over 1,500 stations across the United States have begun high-definition, or HD Radiotm broadcasts, with over 5,000 stations expected by the end of 2010. HD Radiotm technology will enable FM stations to deliver “CD-like” sound quality. We believe it will also revitalize AM radio programming as it allows AM stations to convert their existing mono and analog standards into digital and stereo formats. Over the long term, HD Radiotm has the potential to provide increased functionality such as on-demand traffic, on-demand weather, on-demand sports scores and car navigation.
Advertising Sales
     The primary source of our revenues is the sale of broadcasting time on our radio stations for local, regional and national advertising. During 2007, 2006 and 2005, approximately 78%, 76% and 71%, respectively, of our net revenues were from local and regional advertising and 21% of our net revenues were from national advertising in during the same period. We generate additional revenues by marketing our proprietary database of listeners, selling online advertising and sponsoring local events. These other sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time. Like other industry participants, we sometimes utilize trade or barter agreements to exchange advertising time for goods or services such as travel or lodging, instead of for cash. In 2007, 2006 and 2005, our non-cash advertising revenues accounted for approximately 1% of our total advertising revenues.
     Our local advertisers cover a wide range of categories including automotive dealers, airlines, telecommunications, financial institutions, furniture and home furnishings, food and beverage stores, food services and drinking, and electronics and equipment. Our contracts with our advertisers are generally short-term.
     Each radio station’s local sales staff solicits advertising either directly from local advertisers or indirectly through advertising agencies. We employ a strategy of building local direct accounts by employing personnel in each of our markets to produce custom commercials that respond to the needs of our advertisers. Regional advertising sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

     To generate national advertising sales, we have engaged a firm specializing in soliciting radio advertising sales on a national level as our exclusive national representative. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions from us based on our gross revenue, net of agency commission, from the advertising sold.
     We estimate the optimum number of advertisements available for sale by a station for a particular time period. The number of advertisements that can be broadcast without jeopardizing listening levels (and resulting ratings) is limited in part by the programming format of a particular station. We seek to maximize revenue by closely managing on-air inventory of advertising time and adjusting prices to local market conditions. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level may vary at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our on-air inventory and, in general, we respond to this demand by varying prices rather than varying our target inventory level for a particular station. As a result, most changes in revenue are explained by demand-driven pricing changes rather than changes in available inventory.
     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:
•	a station’s share of audiences in the demographic groups targeted by advertisers;

•	the number of stations in the market competing for the same demographic groups;

•	the supply of and demand for radio advertising time; and

•	certain qualitative factors.
     Rates are generally highest during morning and afternoon commuting hours. A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives in connection with advertising sales and are used by us to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry’s and our principal rating agency is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. We have agreements with Arbitron that give us access to Arbitron’s ratings materials in a majority of our markets through March 2010. Since 2004, Arbitron has been promoting an electronic radio rating system, as opposed to its historical manual system of gathering information from media users. We do not know when or to what extent the radio industry will adopt the new electronic rating system, nor whether the information obtained from this new system will affect our ratings or our audience demographics.
Competition
     The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenues within its market. Our audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market share of the stations located in a particular market could have a material adverse effect on the revenues of our radio stations located in that market. There can be no assurance that any one or all of our radio stations will be able to maintain or increase current audience ratings or advertising revenue market share.
     Our stations compete directly for listeners and advertising revenues with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base comprised of specific demographic groups in each of its markets, we are able to attract advertisers seeking to reach those listeners. Radio stations periodically change their formats to compete directly with other stations for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or launch an aggressive promotional campaign may result in lower ratings and advertising revenue and increased promotion and other expenses for us which, in turn, may lower our station operating income.
     Factors that are material to a radio station’s competitive position include station brand identity and loyalty, management experience, the station’s local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each of our markets by extensively researching our stations’ programming, implementing advertising campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising dollars for each individual station. In selling advertising, however, we compete with many organizations that have substantially greater financial and other resources.
     In 1996, changes in federal law and FCC rules dramatically increased the number of radio stations a single party can own and operate in a single market. We believe that companies that elect to take advantage of those changes by forming groups of commonly owned stations or joint arrangements such as LMAs in a particular market may in certain circumstances have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in many of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties who own and operate as many stations as we do or more stations than we do. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those market or new markets. Some of these groups are owned or operated by companies that have substantially greater financial and other resources.
     Although the radio broadcasting industry is highly competitive and competition is enhanced to some extent by changes in existing radio station formats and upgrades of power, certain regulatory limitations on market entry continue to exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted or assigned by the FCC to communities in that market, as well as by the FCC’s multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity and the reach of the AM signals in that market. See “— Federal Regulation of Radio Broadcasting.”
     In addition to other radio stations, we compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. The radio broadcasting industry also competes with new media technologies, such as the delivery of audio programming by cable television systems, over the Internet, and by satellite digital audio radio services. Digital audio radio services may deliver by satellite to nationwide and regional audiences multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the Internet also could create a new form of competition. Despite the introduction of new technologies for the delivery of entertainment and information, including television broadcasting, cable television, audiotapes and compact discs, the radio broadcasting industry historically has grown. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth.
     In the current environment, the radio industry faces increased competition for listeners from a number of technologies affecting the daily lives of consumers including the continued growth in Internet usage, the increase in the number of subscribers to satellite radio, and the overwhelming popularity of iPodstm and other digital audio recording and listening devices. Terrestrial radio now faces more competition for the time and attention of consumers than at any other point in history. To address these challenges, the radio industry is working cooperatively on a number of initiatives to enhance the value of radio, including reducing the number of commercial minutes played each hour in an effort to enhance the quality of programming for listeners and implementing new HD Radiotm technology that will allow terrestrial radio to broadcast “CD-like” sound quality to listeners. In order to stay competitive, we have aggressively pursued Internet opportunities such as online streaming and incorporating advertisement-replacement technologies into streams. In addition, we have substantially completed implementation of HD Radiotm technology across our station portfolio. There can be no assurance, however, that the introduction of new media technology will not have an adverse effect on the radio broadcasting industry or on our business.

Employees
     We currently have approximately 713 full-time and approximately 413 part-time employees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.
     We employ several on-air personalities with large audiences in their respective markets. On occasion, we enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.
Federal Regulation of Radio Broadcasting
     General. The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act. Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates some aspects of radio programming; and has the power under the Communications Act to impose penalties for violations of its rules. The Telecom Act made several changes to the provisions of the Communications Act which affect broadcasting, including amendments which increased the number of radio stations a party could own and operate in a particular market and the circumstances under which the FCC could deny a renewal application for a radio license.
     License Grant and Renewal. Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses must be renewed through an application to the FCC. The Communications Act requires that the FCC grant the renewal of a station’s license if the FCC finds that, during the preceding term of the license, the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.
     Petitions to deny license renewal applications can be filed with the FCC by interested parties, including members of the public. Such petitions may raise various issues. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If a renewal application is pending, the FCC may defer action on the assignment of the license or the transfer of control of the renewal applicant.
     Service Areas. The area served by AM stations is determined by a combination of frequency, transmitter power and antenna orientation. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of transmitter power and antenna height, with stations divided into classes according to these technical parameters.
     Class C FM stations are authorized to operate with the equivalent of 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain. They are the most powerful FM stations, providing service to a large area, typically covering one or more counties within a state. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B stations typically serve large metropolitan areas as well as their associated suburbs.
     Class A FM stations can operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0, and C.
     The following table sets forth certain regulatory information regarding each of the stations owned or operated by us as of the date of this report. “HAAT,” which applies to FM stations only, represents height above average terrain. Height above average terrain means the actual height of the station’s transmitting antenna above the ground level of the surrounding terrain and is used to measure the coverage of an FM station.

		Frequency			Power in	License
		(FM-MHZ)	FCC	HAAT	Kilowatts	Expiration
Market and Stations	City of License	(AM-KHZ)	Class	(Meters)	(Day)	Date
San Francisco, CA
KNBR — AM	San Francisco	680 KHz	A	—	50 KW	December 1, 2013
KFOG — FM	San Francisco	104.5 MHz	B	442	7.9 KW	December 1, 2013
KFFG — FM	Los Altos	97.7 MHz	A	137	3.2 KW	December 1, 2013
KSAN — FM	San Mateo	107.7 MHz	B	354	8.9 KW	December 1, 2013
KTCT — AM	San Mateo	1050 KHz	B	—	50 KW	December 1, 2013
Dallas/Ft. Worth, TX
KLIF — AM	Dallas	570 KHz	B	—	5 KW	August 1, 2013
KTCK — AM	Dallas	1310 KHz	B	—	9 KW	August 1, 2013
KPLX — FM	Ft. Worth	99.5 MHz	C	511	100 KW	August 1, 2013
KDBN — FM	Haltom City	93.3 MHz	C2	120	50 KW	August 1, 2013
KTDK — FM	Sanger	104.1 MHz	C3	192	4.1 KW	August 1, 2013
KKLF — AM	Richardson	1700 KHz	B	—	10 KW	August 1, 2013
KIKT — FM	Greenville	1400 KHz	C	NA	1 KW	August 1, 2013
KGVL — AM	Greenville	93.5 KHz	A	328	1.8 KW	August 1, 2013
Houston, TX
KRBE — FM	Houston	104.1 MHz	C	585	100 KW	August 1, 2013
Atlanta, GA
WNNX — FM	Atlanta	100.5 MHz	C0	340	100 KW	April 1, 2012
WWWQ — FM	College Park	99.7 MHz	C2	298	12.5 KW	April 1, 2012
Cincinnati, OH
WRRM — FM	Cincinnati	98.5 MHz	B	246	18 KW	October 1, 2012
WGRR — FM	Hamilton	103.5 MHz	B	316	11 KW	October 1, 2012
WFTK — FM	Lebanon	96.5 MHz	B	247	19.5 KW	October 1, 2012
Indianapolis, IN
WFMS — FM	Indianapolis	95.5 MHz	B	301	13 KW	August 1, 2012
WISG — FM	Fishers	93.9 MHz	A	150	2.75 KW	August 1, 2012
WJJK — FM	Noblesville	104.5 MHz	B	150	50 KW	August 1, 2012
Kansas City, MO
KCMO — FM	Kansas City	94.9 MHz	C0	332	100 KW	February 1, 2013
KCMO — AM	Kansas City	710 KHz	B	—	10 KW	February 1, 2013
KCFX — FM	Harrisonville	101.1 MHz	C0	335	100 KW	February 1, 2013
KCJK — FM	Garden City	105.1 MHz	C1	349	69 KW	February 1, 2013
York, PA(1)
WSBA — AM	York	910 KHz	B	—	5 KW	August 1, 2014
WARM — FM	York	103.3 MHz	B	398	6.4 KW	August 1, 2014
WSOX — FM	Red Lion	96.1 MHz	B	290	13.5 KW	August 1, 2014
WGLD-AM	Red Lion	1440 KHz	D	—	1 KW	August 1, 2014
Louisville, KY
WAVG — AM	Jeffersonville	1450 KHz	C	—	1 KW	August 1, 2012
WQKC — FM	Seymour	93.7 MHz	B	213	25 KW	August 1, 2012
WSWD-FM	Fairfield	94.9 MHz	B	322	105 KW	October 1, 2012

(1)	These stations also reach Lancaster, PA.

     Regulatory Approvals. Broadcast licenses may not be assigned and the control of broadcast licenses may not be transferred without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the proposed licensee including limits on common ownership of media properties, the “character” of the proposed licensee (including a requirement that neither the proposed licensee nor any officer, director owner with an attributable ownership interest under FCC rules is subject to the denial of federal benefits pursuant to Section 5301 of the Anti-Drug Abuse Act of 1988, 21 U.S.C. sec. 862), and limitations on alien ownership.
     Assigning an FCC broadcast license or transferring control of a party who holds an FCC broadcast license requires the filing of an application with the FCC. The FCC reviews the application and determines whether to grant the application. During the application process, interested parties, including members of the public who reside in the market, may file petitions to deny or raise objections to the application. Any staff action on an assignment or transfer application can be reviewed by the FCC Commissioners and the courts.
     Absent a timely request for reconsideration, administrative review or judicial review, the FCC staff’s initial grant of an application becomes final by operation of law and generally is no longer subject to administrative or judicial review.
     The pendency of a license renewal application may delay FCC disposition of an assignment or transfer application because the FCC’s general policy is that it will not issue an unconditional grant of the application if the station’s license renewal application is still pending.
     Ownership Matters. The Communications Act restricts us from having more than one-fourth of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take appropriate steps to monitor the citizenship of our stockholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.
     The Communications Laws also generally restrict (1) the number of radio stations one person or entity may own, operate or control in a local market, (2) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (3) except in the 20 largest Designated Market Areas (“DMAs”) the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market.
     None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions. The Communications Laws will limit the number of additional stations that we may acquire in the future in our existing markets as well as new markets.
     Because of these multiple and cross ownership rules, a purchaser of our voting stock who acquires an “attributable” interest in us (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other radio or television stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our attributable stockholders violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.
     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable, interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station or newspaper. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules, is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.
     With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally they are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a JSA also may result in an attributable interest. See “— Local Marketing Agreements” and “— Joint Sales Agreements.”
     With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is “materially involved” in the media-related activities of the partnership (or limited liability company). The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified by the FCC; and (3) holders of less than 5% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33% of a station’s “enterprise value,” which consists of the total equity and debt capitalization, are considered attributable in certain circumstances.
     On June 2, 2003, the FCC adopted new rules and policies (the “New Rules”) which would modify the ownership rules and policies then in effect (the “Current Rules”). Among other changes, the New Rules would (1) change the methodology to determine the boundaries of radio markets, (2) require that JSAs involving radio stations (but not television stations) be deemed to be an attributable ownership interest under certain circumstances, (3) authorize the common ownership of radio stations and daily newspapers under certain specified circumstances, and (4) eliminate the procedural policy of “flagging” assignment or transfer of control applications that raised potential anticompetitive concerns (namely, those applications that would permit the buyer to control 50% or more of the radio advertising dollars in the market, or would permit two entities (including the buyer), collectively, to control 70% or more of the radio advertising dollars in the market). Certain private parties challenged the New Rules in court, and the court issued an order which prevented the New Rules from going into effect until the court issued a decision on the challenges. On June 24, 2004, the court issued a decision which upheld some of the FCC’s New Rules (for the most part, those that relate to radio) and concluded that other New Rules (for the most part, those that relate to television and newspapers) required further explanation or modification. The court left in place, however, the order which precluded all of the New Rules from going into effect. On September 3, 2004, the court issued a further order which granted the FCC’s request to allow certain New Rules relating to radio to go into effect. The New Rules that became effective (1) changed the definition of the “radio market” for those markets that are rated by Arbitron, (2) modified the Current Rules method for defining a radio market in those markets that are not rated by Arbitron, and (3) made JSAs an attributable ownership interest under certain circumstances. On February 4, 2008, the FCC issued a Report and Order and Order on Reconsideration which changed Commission rules to allow common ownership of a radio station or a television station and a daily newspaper in the top 20 DMAs and to consider waivers to allow cross-ownership of a radio or television station with a daily newspaper in other DMAs. The FCC retained all pre-existing rules relating to radio ownership without change.
     Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” Broadcasters are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of a “short-term” (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a station license.

     Local Marketing Agreements. Radio stations can enter into LMAs. In a typical LMA, the licensee of a station authorizes another party (the “broker”) to supply programming to be broadcast on the station, and to collect revenues from advertising aired during such programming. The broker reimburses the licensee for its cost of running the station and sometimes pays a fee as well. LMAs are subject to compliance with the antitrust laws as well as the Communications Act and FCC rules and policies (collectively, the “Communications Laws”), including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that LMAs do not violate the Communications Laws as long as the licensee of the station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.
     If a broker has a station in the market and provides more than 15% of the weekly programming hours on another station in its market, the broker will have an attributable ownership interest in the brokered station for purposes of the FCC’s ownership rules. As a result, a radio station may not enter into an LMA that allows it to program more than 15% of the weekly programming hours of another station in the same market that it could not own under the Communications Laws.
     Joint Sales Agreements. A number of radio stations have entered into joint sales agreements, or JSAs. A typical JSA authorizes one station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station whose time is being sold by another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.
     If a company that owns a radio station in the market sells more than 15% of the weekly advertising time of another radio station in the same market, the company will be attributed with the ownership of that other station. In that situation, a radio station cannot have a JSA with another radio station in the same market if the Communications Laws would otherwise prohibit that common ownership.
     New Services. In 1997, the FCC awarded two licenses to separate entities that authorize the licensees to provide satellite-delivered digital audio radio services. Both licensees have launched their respective satellite-delivered digital radio service. These two entities — XM and Sirius — have proposed to merge into a single entity. That merger proposal is being considered by the FCC.
     Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”), called HD Radio™. In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals of the FM owner secured Special Temporary Authorization (“STA”) from the FCC and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night and (3) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. On May 31, 2007, the FCC released a Second Report and Order which authorized AM stations to use tan IBOC system at night, authorized FM radio stations to use separate antennas without the need for an STA, and established certain technical and service rules for digital service. The FCC also released another rulemaking notice to address other related issues. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures.
     We entered into agreements with iBiquity pursuant to which we committed to implement HD Radiotm technology across our station portfolio by the end of 2006, and have substantially completed this process. In exchange for reduced license fees and other consideration, we, along with other broadcasters, purchased perpetual licenses to utilize iBiquity’s HD Radiotm technology. We cannot predict at this juncture, however, how successful implementation of HD Radiotm technology within our platform will be, or how that implementation will affect our competitive position.

     In January 2000, the FCC released a Report and Order adopting rules for a new low power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. The FCC has limited ownership and operation of low power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low power FM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for low power FM stations. On December 11, 2007, the FCC released a Report and Order which made changes in the rules and provided further protection for low power FM radio stations and, in certain circumstances, required full power stations (like the ones owned by the Company) to provide assistance to low power FM stations in the event they are subject to interference or required to relocate their facilities to accommodate the inauguration of new or modified service by a full power radio station. We cannot predict what impact low power FM radio will have on our operations. Adverse effects of the new low power FM service on our operations could include interference with our stations and competition by low power stations for listeners and revenues.
     From time to time Congress and the FCC have considered, and may in the future consider and adopt, additional laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenues for our radio stations, and affect our ability to acquire additional radio stations or to finance such acquisitions.
     Antitrust and Market Concentration Considerations. Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review by the DOJ under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is greater than $63.1 million. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ under the antitrust laws before or after consummation on the basis of a Complaint by a private party or on the agency’s own initiative. At any time before or after the consummation of a proposed acquisition, the DOJ could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire or enter into LMAs or JSAs with other stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of the LMA or JSA or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share.
     As part of its review of certain radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under LMAs and JSAs constitute transfer of ownership and cannot be commenced until the expiration of the waiting period under the HSR Act. We will not commence operation of an LMA or a JSA with any station until the HSR Act waiting period has expired or been terminated, if the LMA or JSA was entered into in conjunction with an acquisition subject to the HSR Act.
Directors and Executive Officers
     Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Lewis W. Dickey, Jr.	46	Chairman, President and Chief Executive Officer
Martin R. Gausvik	51	Executive Vice President, Treasurer and Chief Financial Officer
John G. Pinch	59	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	41	Executive Vice President and Co-Chief Operating Officer
John Connaughton	42	Director
Michael Goody	31	Director
Holcombe T. Green, Jr.	68	Director
Ian Loring	41	Director
Soren Oberg	37	Director
David Tolley	40	Director
Kent Weldon	40	Director
     Lewis W. Dickey, Jr. is our Chairman, President and Chief Executive Officer. Mr. L. Dickey has served as Cumulus’s Chairman, President and Chief Executive Officer since December 2000. Mr. Dickey was one of Cumulus’s founders and initial investors, and served as Executive Vice Chairman of Cumulus from March 1998 to December 2000. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. Mr. Dickey also serves as a member of the National Association of Broadcasters Radio Board of Directors. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John W. Dickey and the brother-in-law of Soren Oberg.
     Martin R. Gausvik is our Executive Vice President, Treasurer and Chief Financial Officer. Mr. Gausvik has served as Cumulus’s Executive Vice President, Chief Financial Officer and Treasurer since May 2000 and is a 20-year veteran of the radio industry, having served as Vice President Finance for Jacor Communications from 1996 until the merger of Jacor’s 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the western United States. Prior to joining Jacor, from 1984 to 1996, Mr. Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft’s successor company, Citicasters.
     John G. Pinch is our Executive Vice President and Co-Chief Operating Officer. Mr. Pinch has served as Cumulus’s Executive Vice President and Co-Chief Operating Officer since May 2007, and prior to that served as its Chief Operating Officer since December 2000, after serving as the President of Clear Channel International Radio (“CCU International”) (NYSE:CCU). At CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30-year broadcast veteran and has previously served as Owner/President of WTVK-TV Ft. Myers-Naples, Florida, General Manager of WMTX-FM/WHBO-AM Tampa, Florida, General Manager/Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.
     John W. Dickey is our Executive Vice President and Co-Chief Operating Officer. Mr. J. Dickey has served as Cumulus’s Executive Vice President since January 2000 and as Co-Chief Operating Officer since May 2007. Mr. J. Dickey joined Cumulus in 1998 and, prior to that, served as the Director of Programming for Midwestern Broadcasting from 1990 to March 1998. Mr. J. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. J. Dickey is the brother of Lewis W. Dickey, Jr. and the brother-in-law of Soren Oberg.
     John Connaughton is a member of the boards of directors of the Company and CMP. Mr. Connaughton is a Managing Director at Bain Capital. Mr. Connaughton joined Bain Capital in 1989. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company where he consulted for Fortune 500 companies. Mr. Connaughton currently serves as a director of AMC Entertainment, Inc. , MC Communications, Sungard Data Systems, Warner Music Group, Warner Chilcott, CRC Health Group, The Boston Celtics and Hospital Corporation of America. Mr. Connaughton received a B.S. from the University of Virginia and an M.B.A. from Harvard Graduate School of Business.

     Michael Goody is a member of boards of directors of the Company and CMP. Mr. Goody is an Associate at The Blackstone Group in the firm’s Private Equity group. Mr. Goody joined Blackstone in 2005. Prior to joining Blackstone, Mr. Goody was an Associate and then a Vice President at Deutsche Bank Securities Inc. from April 2001 to August 2005. Mr. Goody received a B.A. from Dartmouth College.
     Holcombe T. Green, Jr. is a member of boards of directors of the Company and CMP. Mr. Green has served as one of Cumulus’s directors since May 2001. Mr. Green is currently a private investor. He served as the Chairman and Chief Executive Officer of WestPoint Stevens, Inc. from 1992 to 2003. In June 2003, WestPoint Stevens filed for reorganization under Chapter 11 of the federal bankruptcy laws. Mr. Green is also the founder and principal of Green Capital Investors, L.P., a private investment partnership, and certain other affiliated partnerships. Mr. Green received a B.A. from Yale University and an L.L.B. from the University of Virginia, School of Law.
     Ian Loring is a member of boards of directors of the Company and CMP. Mr. Loring is a Managing Director at Bain Capital. Prior to joining Bain Capital, Mr. Loring was a Vice President at Berkshire Partners, where he worked in the specialty manufacturing, technology, and retail industries. Previously, Mr. Loring worked in the Corporate Finance department at Drexel Burnham Lambert. Mr. Loring currently serves as a director of Warner Music Group. Mr. Loring received an M.B.A. from Harvard Business School and a B.A. from Trinity College.
     Soren Oberg is a member of boards of directors of the Company and CMP. Mr. Oberg is a Managing Director of Thomas H. Lee Partners; L.P. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company since 1993. Prior to joining the firm, Mr. Oberg worked in the Merchant Banking Division of Morgan Stanley & Co., Inc. Mr. Oberg is currently a director of American Media Operations, Inc., Vertis, Inc., West Corp. and Grupo Corporativo Ono, S.A., and also serves on the boards of several private companies. Mr. Oberg holds an A.B. in Applied Mathematics from Harvard College and an M.B.A. from Harvard Graduate School of Business Administration. Mr. Oberg is the brother-in-law of Lewis W. Dickey, Jr. and John W. Dickey.
     David M. Tolley is a member of boards of directors of the Company and CMP. Mr. Tolley is a Senior Managing Director at The Blackstone Group in the firm’s Private Equity group. Since joining Blackstone in 2000, Mr. Tolley has been involved in Blackstone’s investments in Centennial Communications, Freedom Communications, Montecito Broadcast Group, New Skies Satellites and Sirius Satellite Radio. He focuses on investments in the media and communications sectors. Before joining Blackstone, Mr. Tolley was a Vice President at Morgan Stanley & Co. Mr. Tolley holds a BA from the University of Michigan and an MBA from Columbia Business School. He serves on the Board of Directors of Freedom Communications.
     Kent R. Weldon is a member of boards of directors of the Company and CMP. Mr. Weldon is a Managing Director of Thomas H. Lee Partners; L.P. Mr. Weldon was employed by Thomas H. Lee Partners, L.P. from 1991 until 1993 and has been employed by Thomas H. Lee Partners, L.P. since 1995, when he rejoined the firm. Prior to joining Thomas H. Lee Partners, L.P., Mr. Weldon worked in the corporate finance department at Morgan Stanley & Co. Incorporated. Mr. Weldon currently serves as a director of Michael Foods, Inc. and Nortek, Inc.
Environmental
     As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations, including those relating to air emissions, waste water discharge, waste handling, storage and disposal, and remediation of contaminated sites. Certain environmental laws impose strict, and under certain circumstances joint and several, liability on the current owner and operator as well as former owners and operators of properties where regulated substances are present for costs of investigation, removal or remediation of related contamination. Under such laws, SPC has received notification of potential liability at certain sites related to the china-manufacturing operations of its former subsidiary, The Pfaltzgraff Co. Based on available information, we do not believe that any costs or liabilities which may arise under environmental requirements as a result of these activities or matters will have a material adverse effect upon our business, operations or financial condition. However, there can be no assurance that new environmental requirements, or more aggressive enforcement of existing requirements, or the discovery of presently unknown conditions or new information will not result in additional costs, some or all of which may be material. The selling stockholders of SPC will indemnify us for any costs or liabilities relating to the operations of SPC and its subsidiaries prior to the acquisition in May 2006, including as a result of these types of environmental issues. A portion of the purchase price we paid in the acquisition of SPC was placed in an escrow account to support indemnification claims.
Intellectual Property
     We own numerous domestic trademark registrations related to the business of our stations. We also license certain trademarks related to the business of our stations including the license of the “Cumulus” trademark from Cumulus. We own no patents or patent applications. We do not believe that any of our trademarks are material to our business or operations.
     We lease seven studio facilities for our radio operations. We own broadcast towers for two of our radio stations and lease 27 other main broadcast towers. We own the real property under 26 of our main broadcast towers and lease the land under our other three main broadcast towers.
     We believe that our properties are in good condition and suitable for our operations.
Item 1A. Risk Factors
Risks Related to Our Business
We operate in a very competitive business environment.
     The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations (including satellite and internet radio) within their respective markets, and some of the owners of those competing stations have much greater financial resources than we do. Our stations also compete for advertising revenue with other media, such as cable television, newspapers, magazines, direct mail, compact discs, music videos, the Internet and outdoor advertising. In addition, many of our stations compete with groups of two or more radio stations operated by a single operator in the same market.
     Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and an increase in promotion and other expenses, and, consequently, could have a lower Station Operating Income, if:
•	another radio station in the market we are to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;

•	a new station were to adopt a competitive format; or

•	existing competitors were to strengthen its operations.
     The Telecommunications Act of 1996 (the “Telecom Act”) authorized the consolidation of ownership of radio broadcasting stations in the markets in which we operate or may operate in the future. Increased consolidation in our target markets may result in greater competition, including competition for acquisition properties and a corresponding increase in purchase prices we may have to pay for these properties.
A decrease in our market ratings or market share can adversely affect our revenues.
     The success of each of our radio stations is primarily dependent upon its share of the overall advertising revenue within its market. Although we believe that each of our stations can compete effectively in its market, we cannot be sure that any of our stations can maintain or increase its current audience ratings or market share. In addition to competition from other radio stations and other media, shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose our audience ratings or market share. Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.
     The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. In some cases, our ability to compete for listeners will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services will increase competition and have an adverse effect on our revenue. The new media technologies and services include the following:
•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless), Internet based audio radio services, satellite delivered digital audio radio service and other digital audio broadcast formats;

•	HD Radiotm digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations; and

•	other digital audio recording and listening devices, such as iPodstm
     Although we have pursued Internet opportunities, such as online streaming and incorporating advertisement replacement technologies into streams, and have invested in a developer of digital audio broadcast technology and substantially completed its implementation across our station portfolio, we cannot assure you that these initiatives will be successful or enable us to compete effectively with other market participants, including those who have adopted similar or other new media technologies.
     In addition, Arbitron has proposed implementing a new electronic radio rating system that would allow radio stations to get immediate and detailed audience ratings. We do not know when or to what extent the radio industry will adopt the new electronic rating system, nor whether the information obtained from this new system will affect our audience ratings.
     We also cannot be assured that we will continue to have the resources to acquire other new technologies or to introduce new services to compete effectively with other market participants. We cannot predict the effect, if any, that competition arising from new media technologies and services may have on the radio broadcasting industry or on our business.
Our results of operations could be adversely affected by a downturn in the U.S. economy or in the economies of the regions in which we operate.
     Revenue generated by our radio stations depends primarily upon the sale of advertising, particularly to local advertisers in the markets in which we operate. Advertising expenditures, which we believe to be largely a discretionary business expense, generally tend to decline during an economic recession or downturn. Consequently, a recession or downturn in the national economy or the economy of an individual geographic market in which we own or operate stations could adversely affect our advertising revenue and, therefore, our results of operations. Our advertising revenues could be materially adversely affected by recessions, which may be triggered by economic forces such as the business cycle or by cataclysmic human events. For example, our advertising revenue declined in 2001 due in large part to the economic recession and the terrorist attack on September 11, 2001, which caused a nationwide disruption of commercial and leisure activities. Future acts of war and terrorism against the United States, and the country’s response thereto, could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and the adverse impact on the general economic activity in the United States.

     A concentration of stations in any particular market intensifies our exposure to regional economic declines. We are particularly dependent on advertising revenue from the San Francisco, Dallas, Atlanta and Houston markets, which generated in the aggregate approximately 72% of our revenues and 87% of our Station Operating Income for the year ended December 31, 2007. An economic decline in these markets could adversely impact our cash flow and results of operations.
     Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its expenditures may affect our revenue.
We are dependent upon key personnel.
     We have entered into a management agreement with Cumulus under which Cumulus provides management services to us, including operations services and corporate development services, and the executive officers of Cumulus serve as our executive officers. Our ability to successfully execute our strategy will depend upon, among other things, the efforts and abilities of the Cumulus management and key personnel and the integration of Cumulus management with and into our operations, as well as the operational efficiencies that we expect to result from the common management of the station portfolios of Cumulus and our company.
     As a result, the duties and responsibilities of the officers of Cumulus have increased significantly. While the management agreement requires Cumulus to apply the same level of diligence and dedication in managing our businesses as it applies in managing its businesses, the individual officers do not receive separate compensation from us, including any performance-based compensation, which may reduce their incentives to devote the same level of efforts to managing our businesses. Furthermore, our management agreement with Cumulus does not restrict Cumulus or its affiliates from managing any other radio companies.
     In addition, although we have the right to terminate the management agreement at any time, including in the event of specified Cumulus management changes, the management agreement does not guarantee the continued services of any of the Cumulus executive officers, and there is no assurance that any such officers will continue to remain with Cumulus and thus serve as our executive officers. The management agreement also has a limited term of three years, subject to our right to renew for an additional term of two years. Because we are highly reliant on Cumulus management to implement our operating policies and strategies, in the event we are not able to renegotiate the management agreement upon expiration we face the risk that no suitable replacement will be found in a timely fashion or at all. If we are unable to find a suitable replacement, we may not be able to execute our business strategy, which in turn could have a material adverse effect on our business, financial condition and results of operations. See “Certain Relationships and Related Party Transactions — Cumulus Management Agreement.”
In recent years, the FCC has engaged in more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.
     FCC regulations prohibit the broadcast of “obscene” material at any time and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently increased its enforcement efforts with respect to these regulations. Furthermore, new legislation was enacted that substantially increases the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially affected.
Due to the effect of discontinued operations, SPC’s historical consolidated financial statements included in this report are not representative of our results and will not be comparable to our future financial statements.
     The audited consolidated results of operations of SPC included in this report reflect as discontinued operations the results of operations of SPC’s non-radio assets. In accordance with GAAP, we are required to allocate to continuing operations substantially all of the corporate level general and administrative expenses for SPC, which were previously shared among SPC’s cable, dinnerware, real estate and radio operations. In addition, SPC’s audited consolidated balance sheets included in this annual report include assets of continuing operations as well as SPC’s non-radio assets held for sale classified as “Assets held for sale,” and SPC’s audited consolidated statements of cash flows include the cash flows of both the continuing and discontinued operations of SPC for the periods presented. Additionally, as a result of the Acquisition and related transactions, our assets have been recorded at fair market value in accordance with purchase accounting treatment under GAAP. Finally, for periods after the Acquisition, including the periods from Acquisition to December 31, 2007, we are reporting Radio Holdings’ consolidated financial statements in lieu of separate consolidated financial statements of CMP or SPC. Accordingly, Radio Holdings’ financial statements (included in this annual report) are not comparable to the historical financial statements of SPC included in this annual report.
There are conflicts of interest in our relationship with Cumulus.
     Under the equityholders’ agreement that was entered into in connection with the Acquisition, our ultimate parent, CMP, must allow Cumulus the right to pursue first any business opportunity primarily involving markets other than the top 50 radio broadcasting markets in the United States. We are allowed to pursue such business opportunities only after Cumulus has declined to pursue them. As a result, we may be limited in our ability to pursue any strategic acquisitions or alternatives primarily involving markets other than the top 50 that may present attractive opportunities for us in the future. Similarly, Cumulus is not prohibited from pursuing any business opportunities primarily involving the top 50 radio broadcasting markets in the United States under the terms of the equityholders’ agreement but may pursue such opportunities, subject to our right of first refusal. Cumulus could, therefore, acquire other stations in our markets. Other circumstances could also arise where our interests might be different from those of Cumulus. For example, Cumulus could manage other radio companies with stations in our markets that compete with our stations.
Our radio stations depend on certain on-air personalities, the loss of whom could have a material adverse effect.
     Our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station, and thus, the ability of the station to sell advertising. We cannot be assured that these individuals will remain with our radio stations or will retain their audiences. The loss of one or more of these personalities could result in a short-term loss of audience share in that particular market.
We may not be able to successfully execute our portfolio development strategy.
     As part of our business strategy, we may pursue strategic acquisitions of radio station clusters and individual radio stations, as well as strategic alternatives, such as asset swaps. We cannot predict whether we will be successful in pursuing these acquisitions or alternatives or what their consequences will be. Consummation of any acquisitions or strategic alternatives in the future will be subject to various conditions, such as compliance with the FCC rules and policies, including prior approval of the FCC with respect to the transfer of control or assignment of the broadcast licenses of the acquired stations, and antitrust regulatory requirements. We cannot be certain that any of these conditions will be satisfied. In addition, the integration of acquisitions involves numerous risks, including difficulty integrating the operations, systems and management of a station or group of stations, the potential loss of key employees of acquired stations, diverting management’s attention from other business concerns, and difficulty successfully operating in markets in which we may have little or no prior experience. There can be no assurance that any future acquisitions or alternatives will be as successful as past acquisitions, and future acquisitions or alternatives may not increase our cash flow or yield other anticipated benefits. Our failure to integrate and successfully manage newly acquired stations could have a material adverse effect on our business and operating results.
Because a significant portion of our total assets is represented by intangible assets and goodwill that is subject to mandatory, annual impairment evaluations, we could in the future be required to write off a significant portion of these assets, which may adversely affect our financial condition and results of operations.

     As of December 31, 2007, our FCC broadcast licenses and other intangible assets constituted 91.8% of our total assets (excluding our assets held for sale relating to discontinued operations). Each year, we are required by SFAS No. 142, Goodwill and Other Intangible Assets, to assess the fair value of our FCC broadcast licenses and other intangible assets to determine whether the fair value of those assets is impaired. Our future impairment reviews could result in impairment charges. Any impairment charges would reduce our reported earnings for the period in which they are recorded.
Licensing and ownership rules may limit the growth of our radio broadcasting operations.
     The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934 (the “Communications Act”). FCC approval is required for the issuance, renewal or transfer of radio broadcast station operating licenses. Our success depends on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years, and are subject to renewal. While we believe that the FCC will approve applications for renewal of our existing broadcast licenses when made, we cannot guarantee that pending or future renewal applications submitted by us will be approved, or that renewals will not include conditions or qualifications that could adversely affect our operations. Part of the regulatory risk stems from the ability of interested third parties to challenge our renewal applications at the FCC and to file complaints with the DOJ. Also, if we or any of our stockholders, officers or directors violate the FCC’s rules and regulations or the Communications Act, or are convicted of a felony, the FCC may commence a proceeding to impose sanctions upon us. Examples of sanctions include the imposition of fines, the revocation of one or more of our broadcast licenses or the renewal of one or more of our broadcast licenses for a term of fewer than eight years. If the FCC were to issue an order denying a license renewal application or revoking the license of one of our stations, and we were unable to have the FCC or the courts reverse that order, we would be forced to cease operating the radio station.
     In addition, the Communications Act and FCC rules impose specific limits on the number of stations an entity can own in a single market. Those ownership rules may affect our acquisition strategy because they may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in an asset swap transaction if the asset swap would cause us to violate these rules.
     The FCC has indicated that it will no longer on its own initiative examine the advertising revenue share of an entity when it proposes to acquire one or more stations in a particular market when the FCC reviews the assignment or transfer application for that acquisition. However, the FCC retains the right to consider advertising revenue shares in response to an objection to the application or its own initiatives. In addition, the DOJ, either directly through its administration of the Hart-Scott-Rodino pre-merger notification requirements, or generally, has taken an active role in reviewing certain acquisitions of stations and, in some instances, has conditioned its clearance on the buyer’s agreement not to acquire or later sell one or more stations to limit the buyer’s revenue share in the market.
     In June 2003, the FCC adopted a set of revised local and national ownership rules that further relaxed its broadcast ownership restrictions to permit some additional ownership consolidation. In August 2003, a number of parties appealed the FCC’s revised rules, and the United States Court of Appeals for the Third Circuit in Philadelphia was selected to hear all of the appeals. In September 2003, the Third Circuit in granted a stay of the new rules shortly before they were to go into effect, with the exception of the national television ownership rule which was modified in January 2004 by Congress, thereby mooting all reconsideration and appeals of that issue.
     In June 2004, the Third Circuit remanded to the FCC for further explanation or modification many of the ownership rule changes that affect the radio broadcasting business, including the FCC decision to retain the existing limitations on the number of radio stations an entity can own in a particular market. However, the court indicated its approval of the FCC’s decisions to use Arbitron Metro markets to define local radio markets, to count non-commercial educational radio stations in determining the size of a market, and to attribute ownership in a radio station to a party who sells advertising on a station under a joint sales agreement if that party has another station in the same market. As to these approved changes, in September 2004, the Third Circuit granted an FCC motion and partially lifted its stay on the implementation of these rules. On February 4, 2008, the FCC issued a Report and Order and Order on Reconsideration which changed Commission rules to allow common ownership of a radio station or a television station and a daily newspaper in the top 20 DMAs and to consider waivers to allow cross-ownership of a radio or television station with a daily newspaper in other DMAs. The FCC retained all pre-existing rules relating to radio ownership without change.
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
     We have a substantial amount of indebtedness. As of December 31, 2007, our total indebtedness was $910.2 million. We also have an additional $97 million available for borrowing under our senior secured revolving credit facility.
     Our substantial indebtedness could have important consequences for our shareholders, including:
•	increasing our vulnerability to general economic downturns and adverse industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our competitors who have less debt.
     We and our restricted subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the credit agreement governing our senior secured credit facilities and the indenture governing our outstanding 9.875% senior subordinated notes due 2014 (the “senior subordinated notes”). If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
     The credit agreement governing the senior secured credit facility and the indenture governing the senior subordinated notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:
•	incur additional indebtedness or issue preferred stock;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.
     In addition, the credit agreement includes other more restrictive covenants and prohibits us from prepaying our other indebtedness, while borrowings under the senior secured credit facilities are outstanding. The credit agreement also requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot be sure that we will meet these ratios and tests.
     A breach of any of these covenants or our inability to comply with the required financial ratios and tests could result in a default under the credit agreement or the indenture. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the credit agreement. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and we cannot be assured that sufficient assets will remain after we have paid all of the borrowings under the senior secured credit facilities and any other senior debt. This risk is exacerbated by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts of the station’s community of license or largest nearby community. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.
     As of the date of this report, we own studio facilities in one of our nine markets and we owned transmitter and antenna sites in seven of our nine markets. In addition, our headquarters are at the headquarters of Cumulus, which is located in leased office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.
     No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.
Item 3. Legal Proceedings
     We from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, our management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on our overall financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter, October 1, 2007 through December 31, 2007, there were no matters submitted to a vote of security holders.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
     Our common stock is not publicly traded and there is no established public trading market for our common stock.
Holders
     As of December 31, 2007, there was one holder of record of our common stock.
Dividends
     We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business.
Item 6. Selected Consolidated Financial Data
          The selected consolidated financial data presented below has been derived from our audited consolidated financial statements as of and for the year ended December 31, 2007, the audited consolidated financial statements of SPC (as of and for the period from January 1, 2006 to May 4, 2006) and of Radio Holdings (as of and for the period from May 5, 2006—the date of our acquisition of CMP—to December 31, 2006), and the audited consolidated financial statements of SPC as of and for the year ended December 31, 2005, each included elsewhere in this annual report, as well as the audited consolidated financial statements of SPC as of and for the years ended December 31, 2004 and 2003. We refer to the combined period January 1, 2006 through May 4, 2006 and from May 5, 2006 through December 31, 2006 as the “Combined Period”.

	(Dollars in thousands)
				Radio Holdings/
	Radio Holdings		SPC	SPC	SPC
		May 5, 2006	January 1, 2006	Combined		Year
	Year Ended	Through	Through	Period		Ended
	December 31,	December 31,	May 4,	December 31,	December 31,
	2007	2006	2006	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Net revenues	$223,437	$155,607	$65,987	$221,594	$231,587	$231,058	$228,966
Operating expenses: excluding depreciation, amortization, and including non-cash contract termination cost of $6,723 for the period May 5, 206 through December 31, 2006	123,388	91,870	49,510	141,380	152,542	147,608	147,748
Corporate general and administrative expenses(1)	7,214	4,106	31,029	35,135	24,708	20,297	17,917
Depreciation and amortization, including pre-sold advertising amortization of $23,023 for the period May 5, through December 31, 2006(2)	10,393	30,798	2,421	33,219	7,401	7,759	7,691
(Gain)/Loss on sale of assets(3)	96	—	—	—	(300)	(10,151)	—
Costs related to sale of business, principally advisory fees	—	—	14,513	14,513	—	—	—
Restructuring and Other Charges		—	—	—	—	—	—
Impairment of goodwill and intangible assets	188,019	—	—	—	—	—	—

Total operating expenses	329,110	126,774	97,473	224,247	184,351	165,513	173,356

Operating income (loss) from continuing operations	(105,673)	28,833	(31,486)	(2,653)	47,236	65,545	55,610
Other income (expense) from continuing operations:
Interest expense(4)	(78,509)	(54,061)	(4,638)	(58,699)	(17,141)	(19,841)	(18,820)
Gain (loss) on early extinguishment of debt(5)	1,258	—	(6,492)	(6,492)	—	(3,024)	—
Impairment of long-term investment	(5,509)	—	—	—	—	261	(168)
Other income (expense)	(323)	(1,655)	—	(1,655)	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	(188,756)	(26,883)	(42,616)	(69,499)	30,095	42,941	36,622
Provision (benefit) for income taxes	(3,466)	(8,276)	(16,640)	(24,916)	4,541	17,543	15,591
Minority interests(6)	—	—	(1,368)	(1,368)	1,795	(8,507)	(4,869)

Earnings (loss) from continuing operations	(185,290)	(18,607)	(27,344)	(45,951)	27,349	16,891	16,162
Discontinued operations:
Gain (loss) from operations of discountinued operations (including gain on sale of $498,387 in 2006)	—	—	502,718	502,718	(19,659)	(12,866)	5,135
Proceeds (benefit) for income taxes	—	—	195,647	195,647	(9,765)	(2,321)	2,274
Minority interest income (expense)	—	—	(73,966)	(73,966)	(1,446)	(997)	(1,989)

Gain (loss) on discontinued operations	—	—	233,105	233,105	(11,340)	(11,542)	872

Net income (loss)	(185,290)	(18,607)	205,761	187,154	16,009	5,349	17,034

OTHER FINANCIAL DATA
Station Operating Income (7)	$100,049	$63,737	$16,477	$80,214	$79,045	$83,450	$81,218
Cash provided by (used in) operating activities	14,905	22,706	(204,009)	(179,628)	60,491	119,903	85,126
Cash provided by (used in) investing activities	(1,059)	(1,220,515)	719,806	(500,709)	(3,191)	(169,868)	(60,129)
Cash provided by (used) in financing activities	(19,849)	1,205,707	(523,134)	680,898	(56,766)	45,469	(19,836)

BALANCE SHEET DATA
Total assets	$1,277,692	$1,494,386	$454,497	$1,494,386	$878,796	* *	* *
Long-term debt (including current portion)	910,159	931,500	208,153	931,500	255,328	* *	* *
Total stockholder’s equity	96,031	281,503	99,747	281,503	74,118	* *	* *

**	Not meaningful

(1)	Corporate general and administrative expenses during the historical periods consist of substantially all of the corporate level general and administrative expenses for SPC, which were previously shared among SPC’s cable, dinnerware, real estate and radio operations. The portion of these expenses that were not internally allocated to the “Radio” segment are recorded in “other” segment. The portion that was internally allocated to Radio Holdings includes amounts paid to SPC and Media for SPC’s corporate management and shared services under a management agreement that was terminated in connection with the Acquisition.

Corporate general and administrative expenses on a pro forma basis reflect a decrease primarily relating to the elimination of certain costs and a replacement of those costs with the annual management fee payable under the management agreement with Cumulus equal to the greater of $4.0 million or 4% of Holdings’ consolidated free cash flows (as described in the management agreement with Cumulus) with certain adjustments. See the notes to the audited consolidated financial statements of SPC for segment information for continuing operations.

(2)	For the years ended December 31, 2003, 2004, and 2005, the portion of depreciation and amortization attributable to SPC’s radio operations was $6.5 million, $6.6 million, and $6.2 million, respectively. See the notes to the audited consolidated financial statements of SPC for segment information for continuing operations.

(3)	On November 12, 2004, SPC’s subsidiary, Susquehanna Media Co., sold the assets of a radio station for $11.5 million in cash. The gain on the sale recognized in 2004 was $10.2 million. An additional $0.3 million of gain was recognized in 2005. See notes to the audited consolidated financial statements of SPC for additional information.

(4)	Interest expense attributed to SPC’s radio operations for the years ended December 31, 2003, 2004, and 2005 was $6.9 million, $8.0 million and $4.1 million, respectively. Interest expense for the year ended December 31, 2004 includes $3.6 million of interest and $0.1 million of other expense related to the summary judgment grated in favor of Bridge Capital Investors II against SPC’s indirect subsidiary, Susquehanna Radio Corp., by the United States District Court for the Northern District of Georgia on January 26, 2005. Pro forma interest expense includes amortization of capitalized debt issuance cost.

(5)	Represents a $3.0 million loss on debt extinguishment (including $0.9 million charge for unamortized deferred financing costs) incurred in 2004 relating to the redemption of SPC’s then-outstanding 8.5% senior subordinated notes due 2009. See the notes to the audited consolidated financial statements of SPC for additional information.

(6)	Represents changes in the value of (a) outstanding shares under Susquehanna Radio Corp.’s Employee Stock Plan (“ESOP”) that allowed certain key employees to purchase Susquehanna Radio Corp.’s Class B non-voting common stock and (b) outstanding shares of station subsidiaries owned by persons other than SPC and its subsidiaries. Those shares and other interests were redeemed or eliminated prior to, or in connection with the Acquisition. See the notes to the audited consolidated financial statements of SPC for additional information.

(7)	The following table sets forth a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP for the periods shown below.

			(Dollars in thousands)
	Radio Holdings		SPC
	Year	May 5, 2006	January 1, 2006	Year
	Ended	Through	Through	Ended
	December 31,	December 31,	May 4,	December 31,
	2007	2006	2006	2005	2004	2003
Operating income (loss) from continuing operations	$(105,673)	$28,833	$(31,486)	$47,236	$65,545	$55,610
Corporate general and administrative expenses	7,214	4,106	31,029	24,708	20,297	17,917
Depreciation and amortization	10,393	30,798	2,421	7,401	7,759	7,691
(Gain)/Loss on sale of assets	96	—	—	(300)	(10,151)	—
Costs related to sale of business principally advisory fees	—	—	14,513	—	—	—
Impairment of goodwill and intangible assets	188,019	—	—	—	—	—

Station Operating Income	$100,049	$63,737	$16,477	$79,045	$83,450	$81,218

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates as well as a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K as well as the information set forth in Item 1A. “Risk Factors”.

Overview of 2007
          The advertising environment lagged behind 2006 with RAB reporting that advertising revenues for the industry were down 2% for 2007. The RAB has reported that trends in radio advertising revenue mirrored fluctuations in the current economic environment yielding mixed results over the last three years. The decline noted in 2007 marked the first decline in growth in six years after increasing 1% in 2006 and remaining flat in 2005.
Our Business
     We are the 11th largest radio broadcasting company overall in the United States based on 2007 revenues. As of December 31, 2007 we own 30 radio stations, of which we operate 21 FM and 9 AM revenue-generating stations in 8 metropolitan markets in the United States. Our stations serve four of the ten largest radio markets in the United States by revenue (San Francisco, Dallas, Atlanta and Houston) in addition to the Cincinnati, Kansas City, Indianapolis, and York, PA, markets.
     Generally, changes in our revenues correlate to changes in total market revenues of the broader radio industry. In 2007, the radio industry as a whole experienced a decline in revenue growth. Our 2007 revenues derived from local and regional advertising represented 74.1% of our total revenues compared to 75.0% of our revenues in 2006, a 1.9% change. National revenues represent 20.6% of our net revenues, down from 21.7% in 2006 reflecting the downward trends noted in the market. Non-advertising-related revenues, which include revenues derived from event sponsorships, merchandise, and all other revenues not directly related to an aired commercial spot, increased 10.6%.
     Among other challenges, the radio industry faces increased competition for listeners from a number of technologies affecting the daily lives of consumers, including the continued growth in Internet usage, the increase in the number of subscribers to satellite radio and the increasing popularity of iPodstm and other digital audio recording and listening devices. Although radio listening levels have remained fairly constant over the last few years, terrestrial radio now faces more competition for the time and attention of consumers than at any other point in history. To address these challenges, the radio industry is working cooperatively on a number of initiatives to enhance the value of radio, including reducing the number of commercial minutes played each hour in an effort to enhance the quality of programming for listeners and implementing new HD Radiotm technology that will allow terrestrial radio to broadcast “CD-like” sound quality to listeners.
     Despite those challenges that we and our industry face, we believe that we have strong fundamentals, such as our focus on operating radio station clusters in large markets with attractive demographics, our diversified programming formats and loyal listener bases in our local markets and the ability to meet these new challenges through our implementation of HD Radiotm technology and other Internet initiatives. As a result, we believe we have significant opportunities for growth within our current business model.
     Our business is managed by Cumulus under a management agreement between us and Cumulus. Pursuant to the management agreement, Cumulus provides managerial and administrative services, and assume responsibility for all salary, benefits and related compensation expenses of our management team for these services, in exchange for an annual cash fee of the greater of $4.0 million or 4% of our consolidated free cash flows (as described in the Cumulus management agreement). In addition, we pay an annual cash fee equal to the greater of $1 million or 1% of our consolidated free cash flows (as described in the Cumulus management agreement) to the Sponsors in exchange for their ongoing advisory and consulting services under the advisory services agreement. Historically, Susquehanna Media Company purchased such management services, office space and administrative services from related parties (primarily its parent entity, SPC) at higher costs. As a result, we expect our corporate general and administrative expenses to be lower during the term of the Cumulus management agreement than they have been historically. We also expect our station operating expenses to be lower as a result of the common management of both the Cumulus and the CMP station portfolios. The Cumulus management team has already identified specific opportunities to reduce operating costs at each of our stations. These cost reductions primarily relate to headcount reductions as we move to increased centralization of our operations, cost savings in our marketing and promotional activities, and other savings achieved as a result of the application of Cumulus management’s best practices across general and administrative, technical, programming, sales and promotion areas. We believe the cost savings will be fully achieved by mid-2008. However, our ability to achieve our expected cost savings is subject to certain risks. See “Risk Factors — Risks Related to Our Business — we may not be able to achieve all of our expected cost savings.”
Advertising Revenue and Station Operation Income
     Revenues. The primary source of our revenues is the sale of broadcasting time on our radio stations for advertising. Our advertising revenue is reported net of agency commissions. Radio agency commissions for 2007 were approximately $29.3 million. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions.
     For 2007, 2006 and 2005, our revenues were concentrated in the San Francisco, Dallas and Atlanta geographic markets as follows: 30%, 25% and 28%, respectively, in San Francisco; 25%, 24% and 24%, respectively, in Dallas; and 11%, 10% and 12%, respectively, in Atlanta.
     Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate our business from the effects of shifts in demographics or changes in the musical tastes of the audience with respect to any particular format.
Results of Operations
     The following tables set forth components of our consolidated historical results of operations from continuing operations for the years ended December 31, 2007, 2006 and 2005, as well as percentage changes in results for each year. Because our results of operations as reported in our consolidated financial statements include both continuing and discontinued operations for the year ended December 31, 2007 are not comparable to the Combined Period, and the results of operations from the Combined Period are not comparable to the year ended December 31, 2005.

	Radio Holdings		SPC		Percent Change
	Year	May 5, 2006	January 1, 2006	Year	2007	Combined
	Ended	Through	Through	Ended	vs.	Period
	December 31,	December 31,	May 4,	December 31,	Combined	vs.
	2007	2006	2006	2005	Period	2005
Net revenues	$223,437	$155,607	$65,987	$231,587	0.8%	4.3%

Operating expenses:
Station operating expense excluding depreciation amortization and including non-cash contract termination costs of $6,723 for the period May 5, 2006 through December 31, 2006	123,388	91,870	49,510	152,542	12.7%	7.3%
Corporate general and administrative expenses	7,214	4,106	31,029	24,708	79.5%	42.2%
Depreciation and amortization, including pre-sold advertising amortization of $23,023 for the period May 5, 2006 through December 31, 2006	10,393	30,798	2,421	7,401	68.7%	348.8%
(Gain)/Loss on sale of assets	96	—	—	(300)	* *	—
Costs related to sale of business, principally advisory fees	—	—	14,513	—	100.0%	* *
Impairment of goodwill and intangible assets	188,019	—	—	—	* *	* *

Total operating expenses	329,110	126,714	97,473	184,351	46.8%	21.6%

Operating income (loss) from continuing operations	(105,673)	28,833	(31,486)	47,236	* *	105.6%
Non-operating income (expense) from continuing operations:
Interest expense, net	(78,509)	(54,061)	(4,638)	(17,141)	33.7%	242.4%
Gain (Loss) on early extinguishment of debt	1,258	—	(6,492)	—	119.4%	* *
Impairment of long-term investment	(5,509)	—	—	—	* *	—
Other income (expense)	(323)	(1,655)	—	—	80.5%	* *

Income (loss) from continuing operations before income taxes and minority interest	(188,756)	(26,883)	(42,616)	30,095	171.6%	336.9%
Provision (benefit) for income taxes	(3,466)	(8,276)	(16,640)	4,541	86.1%	648.7%
Minority interest income (expense)		—	(1,368)	1,795	* *	176.2%

Earnings (loss) from continuing operations	$(185,290)	$(18,607)	$(27,344)	$27,349	303.2%	268.0%

**	not meaningful
     The discussion of the results of operations below is significantly affected by our acquisition of SPC on May 5, 2006 and the resulting allocation of purchase price to the acquired assets and liabilities. The results of operations for the year ended December 31, 2007, are not comparable to the Combined Period.
     Year Ended December 31, 2007 Compared to the Combined Period
     Net Revenues. Net revenues remained flat year over year, increasing by only $1.8 million, or 0.8%, to $223.4 million for the period ended December 31, 2007 over the Combined Period.
     Station Operating Expenses, excluding Depreciation and Amortization. Station operating expenses, excluding depreciation and amortization, decreased $ 18.0 million, or 12.7%, to $123.4 million from the Combined Period to 2007. This decrease was primarily attributable to the full-year impact of staffing reductions and other operating expense reduction activities that were implemented following the Acquisition.

Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $27.9 million, or 79.5%, to $7.2 million for the period ending December 31, 2007, compared to $35.1 million for the Combined Period. This difference in expenses reflects the lower overhead of Holdings compared to SPC.
     Depreciation and Amortization. Depreciation and amortization decreased $22.8 million to $10.4 million for 2007, compared to $33.2 million for the Combined Period. This decrease was primarily attributable to $23.0 million of amortization related to pre-sold advertising that was allocated to intangible assets in the purchase price allocation that was expensed in 2006.
     Impairment Charge. SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We recorded total impairment charges of $188.0 million in 2007 in order to reduce the carrying value of certain broadcast licenses and goodwill.
     Other Expense (Income) Interest expense, net of interest income, increased by $19.8 million to $78.5 million from the Combined Period to 2007. This increase was primarily due to the new debt structure.
     Gain (Loss) on Early Extinguishment of Debt. Gain on early extinguishments of debt totaled $1.3 million for the year ended December 31, 2007 as compared with a loss of $6.5 million for the Combined Period 2006.
     Income Taxes. Income tax benefit totaled $3.5 million in 2007, compared to $24.9 million in the Combined Period. The prior year includes approximately $16.6 million benefit recorded in SPC.
     Station Operating Income. As a result of the factors described above for the period ending December 31, 2007, station operating increased by $19.8 million, a 24.7% increase over the combined period to $100.0 million from $80.2 million in 2006. (See footnote 7 of to Item 6. “Selected Consolidated Financial Data” for a reconciliation of station operating income to its most directly comparable financial measure, calculated and presented in acciordance with GAAP).
     Intangible Assets. Intangible assets, net of amortization, were approximately $1,163.9 million and $1,356.2 million as of December 31, 2007 and the Combined Period, respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-corporate agreements net. Intangible assets, decreased $192.3 million primarily due to a $188.0 million impairment charge we recorded in connection with our annual impairment testing. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
Combined Period Compared to Year Ended December 31, 2005
     The discussion of the results of operations below is significantly affected by our acquisition of SPC on May 5, 2006 and the resulting allocation of purchase price to the acquired assets and liabilities. The results of operations from acquisition to December 31, 2006 are not comparable to the period from January 1, 2006 to May 4, 2006, and the results of operations for the Combined Period are not comparable to the year ended December 31, 2005.
     Net Revenues. Net revenues decreased $10.0 million, or 4.3%, to $221.6 million from 2005 to the Combined Period, primarily as a result of adverse economic conditions in certain of the markets coupled with a decline in non-traditional revenue events conducted in 2005 that were not renewed in 2006.
     Station Operating Expenses, excluding Depreciation and Amortization. Station operating expenses, excluding depreciation and amortization, decreased $11.2 million, or 7.3%, to $141.4 million from 2005 to the Combined Period. This decrease was primarily attributable to staffing reductions and other operating expense reduction activities implemented post acquisition, offset by a $6.7 million charge for non-cash contract termination costs.
     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $10.4 million, or 42.2%, to $35.1 million for the Combined Period, compared to $24.7 million for 2005. This difference in cost is due to the amount of expense recorded during January 1, 2006 through May 4, 2006 as SPC incurred one time costs associated with the sale of the radio business.

     Depreciation and Amortization. Depreciation and amortization increased $25.8 million to $33.2 million for 2006, compared to $7.4 million for 2005. This increase was primarily attributable to the value allocated to intangible assets (primarily pre-sold advertising) in the purchase price allocation.
     Other Expense. Interest expense, net of interest income, increased by $41.6 million to $58.7 million from 2005 to 2006, due to our new debt structure.
     Losses on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $6.5 million for the combined periods 2006 as compared with $0.0 million for the year ended December 31, 2005
     Income Taxes. Income tax benefits totaled $24.9 million in 2006, compared to an income tax expense of $4.5 million in 2005, based on the loss incurred in the Combined Period compared to earnings in 2005.
     Station Operating Income. As a result of the factors described above, station operating income increased $1.2 million, or 1.5%, to $80.2 million from 2005 to 2006. ((See footnote 7 of to Item 6. “Selected Consolidated Financial Data” for a reconciliation of station operating income to its most directly comparable financial measure, calculated and presented in acciordance with GAAP).
     Intangible Assets. Intangible assets, net of amortization, were approximately $1,356.2 million and $352.4 million as of December 31, 2006 and 2005, respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-corporate agreements. Net Intangible assets, net increased due to acquisitions. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
Seasonality
          We expect that our operations and revenues will be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats with the retail cycle. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have an effect on the timing of our cash flows.
Liquidity and Capital Resources
     Historically, our principal needs for liquidity have been to fund the acquisitions of radio stations, expenses associated with station and corporate operations, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as borrowings under our existing senior credit facilities, the issuance of the senior subordinated notes and long-term intercompany borrowings.
     The statements of cash flows included in our consolidated financial statements include both continuing and discontinued operations. As a result, the comparison of cash flows year-over-year during the three-year period ended December 31, 2007 is not useful in evaluating our historical cash flows generated by radio operations.
     Cash Flow from Operating Activities

	2007	2006	2005
Net cash provided /(used) by operating activities	$14,905	$(181,303)	$60,491

     For the year ended December 31, 2007, net cash provided by operating activities increased $196.2 million, totaling $14.9 million compared to net cash used in operating activities during the Combined Period, which totaled $181.3. The increase in cash noted in 2007 is primarily attributable to the lack of divesture activity during the year as compared to the Combined Period.
     During the year ended December 31, 2006, net cash used by operating activities totaled $181.3 million, representing a $241.8 million decrease in cash compared to the prior year. This difference is primarily attributable to the lack of divesture activity during 2005 as compared to the Combined Period.
     Cash Flow from Investing Activities

	2007	2006	2005
Net cash provided by/(used) by investing activities	$(1,059)	$(500,709)	$(3,191)
     For the year ended December 31, 2007, net cash used in investing activities decreased $499.6 million to $(1.1) million from $(500.7) million for the year ended December 31, 2006. The decrease is primarily attributable to the lack of acquisition activity in 2007. During 2007 and 2006, radio capital expenditures, excluding acquisitions, were primarily for the implementation of HD Radio tm technology, investment in signal upgrades and radio-related equipment and for information technology projects, and totaled $1.6 million and $9.0 million, respectively.
     For the Combined Period compared to December 31, 2005, net cash used in investing activities increased $497.5 million to $(500.7) million from net cash used in investing activities of $(3.2) million. We used approximately $1,221 million of our net cash in investing activities during the post-Acquisition period. This usage reflected the purchase of the radio operations of SPC. There was cash generated from investing activities in the pre-Acquisition period of $720 million, primarily related to the disposition of the non-radio assets of SPC.
     Radio capital expenditures for the Combined Period compared to December 31, 2005, excluding acquisitions, were $9.0 million and $35.0 million, respectively. Capital expenditures over these periods were used primarily for the implementation of HD Radio tm technology, investment in signal upgrades and radio-related equipment and for information technology projects.
     Cash Flow from Financing Activities

	2007	2006	2005
Net cash provided/(used) by financing activities	$(19,849)	$682,573	$(56,766)
     For the year ended December 31, 2007, net cash used in financing activities totaled $(19.8) million compared to net cash provided by financing activities of $682.6 million for the year ended December 31, 2006. This variance is primarily due to the $783.7 million of net proceeds for the Acquisition and divestiture activity during 2006.
     For the Combined Period, net cash provided by financing activities increased $739.3 million to $682.6 million from net cash used in financing activities of $(56.8) million for the year ended December 31, 2005. We generated approximately $1,204 million of our net cash from financing activities during the post-Acquisition period. This amount resulted primarily from long-term borrowings and capital contributions from the equity investors. In the pre-Acquisition period the cash used in financing of $523 million was due to the net repayment of debt, purchase of minority interests, and distributions to trusts controlled by the former shareholders. All these activities were in preparation of the sale of the radio operations of SPC.
     Prior to the closing of the acquisition, all of SPC’s historical indebtedness, including the then-outstanding borrowings under SPC’s senior secured credit facilities was repaid. On February 1, 2006, SPC repurchased all of its then outstanding 7.375% senior subordinated notes for $162.3 million in cash utilizing its then-existing senior secured credit facilities.

     Sources of Liquidity
     The following table summarizes our total long term debt as of December 31, 2007.

2007
9.875% Senior subordinated notes	$242,659
Term loan	664,500
Revolver	3,000

Total	$910,159

Less amounts payable within one year	25,160

$884,999

     On May 5, 2006, in connection with the consummation of the Acquisition, CMPSC entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank Trust Company Americas, as administrative agent, and the lenders party thereto. The Credit Agreement provides for a term-loan facility in the original aggregate principal amount of $700 million and a revolving credit facility of $100 million. In order to finance part of the Acquisition, we drew the entire $700 million term loan on May 5, 2006, and on that date our lenders used $3.3 million in letters of credit in order to cover pre-existing workers’ compensation claims.
     Borrowings under the term loan bear interest at a rate of 2% above LIBOR (4.60% at December 31, 2007) or 1% above the alternate base rate as defined in the Credit Agreement. At December 31, 2007 and 2006, CMPSC’s effective interest rate on the loan amounts outstanding under CMPSC’s credit facilities were 7.606% and 8.052% (2006 excludes the fixed component of the 2006 Swap described below), respectively. Borrowings under the revolving loan bear interest at a variable rate based on the levels of leverage, ranging from 1.75% to 2.25% above LIBOR and from 0.75% to 1.25% above the alternate base rate. CMPSC is also charged a commitment fee of 0.5% on the unused portion of the revolving loan facility.
     In August 2006, CMPSC entered into an interest rate swap agreement, the “2006 Swap”, that effectively fixed the interest rate, based on LIBOR, on $225.0 million of floating rate bank borrowings through November 9, 2007. The 2006 Swap matured on November 9, 2007 and was not renewed. As a result of the maturation of the 2006 Swap, CMPC’s aggregate borrowings under the term loan began to bear interest at variable rates as of November 2007.
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
     The term loan has a repayment schedule that requires quarterly principal payments of 0.25% of the original loan . The term loan also has required payments based on the excess cash flow (as defined in the Credit Agreement). The unpaid balance of the term loan is due May 2013 and the revolving loan is due May 2012.
     Also on May 5, 2006, in connection with the consummation of the Acquisition, CMPSC issued $250 million in 9 7/8% senior subordinated notes due 2014. On July 23, 2007, CMPSC completed an exchange offer whereby it exchanged those notes for an equal amount of senior subordinated notes. The senior subordinated notes have an interest rate of 9.875% and mature on May 5, 2014.
     The senior subordinated notes are CMPSC’s unsecured senior subordinated obligations and (1) are subordinated in right of payment to our existing and future senior debt, including CMPSC’s senior secured credit facilities; (2) are effectively subordinated in right of payment to all of our existing and future secured debt (including CMPSC’s senior secured credit facilities), to the extent of the value of the assets securing such debt; (3)

are structurally subordinated to all obligations of each of our future subsidiaries that is not a guarantor of the senior subordinated notes; (4) rank equally in right of payment to all of our future senior subordinated debt; and (5) rank senior in right of payment to all of our future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the notes.
     We may redeem some or all of the senior subordinated notes prior to May 15, 2010 for cash at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the redemption date. We may redeem some or all of the senior subordinated notes at any time on or after May 15, 2010 at specified redemption prices set forth in the indenture. On or before May 15, 2009, we may redeem up to 35% of the aggregate principal amount of the senior subordinated notes with the net proceeds of one or more equity offerings at 109.875% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest, if at least 65% of the aggregate principal amount of the senior subordinated notes originally issued remains outstanding after such redemption.
     The senior subordinated notes have a rate of 9.875% and mature in May 2014. Pursuant to the registration rights agreement entered into with respect to the original, unregistered senior subordinated notes at the time of original issuance, because CMPSC did not consummate a registered exchange offer for such notes within 360 days after their issue, additional interest accrued at a rate of 0.25% per year, until July 23, 2007, the date the exchange offer was completed. During 2007, we paid approximately $0.1 million in additional interest.
     The senior subordinated notes are unsecured and the bank term loan is secured by a blanket lien over all assets of Radio Holdings. Under the Credit Agreement and the indenture, there are a number of customary financial covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets and make capital expenditures. As of December 31, 2007, CMPSC was in compliance with all covenants for its long-term debt. At December 31, 2007 the senior subordinated notes had a fair value of 75.0% of face value.
     In December 2007, CMP redeemed $7.3 million of the senior subordinated notes. The $1.5 million in redemption cost under face value and the $0.2 million charge for unamortized deferred financing costs were recognized as a net gain on early extinguishment of debt for the year ended December 31, 2007.
     Future Needs for Liquidity
     We expect our future needs for liquidity to arise primarily from expenses associated with our station and corporate operations, capital expenditures, payment of the management fee and expenses under the Cumulus management agreement, and interest and debt service payments under CMPSC’s senior secured credit facilities and the notes. In addition, we may from time to time engage in portfolio development. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next 12 months. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements which are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs. See Item I. A. “Risk Factors.”
Critical Accounting Policies and Estimates
     Our financial condition and results of operations are based upon results for continuing operations in SPC’s consolidated financial statements, which have been prepared in accordance with GAAP, as described in the notes to the consolidated financial statements of SPC. In order to prepare these financial statements, we must make certain estimates and judgments that may affect the reported value of assets, liabilities, revenues and expenses as well as contingencies. These estimates and judgments are evaluated on an ongoing basis and change based upon business conditions and circumstances. Critical estimates involve revenue recognition, the value of long-lived assets, the value of intangible assets (primarily FCC broadcast licenses and goodwill), allowances for doubtful accounts, income taxes, contingencies and the impact of any litigation. These estimates are based on the known facts, our measured judgments of probable outcomes and values, historical experience and other factors that we believe are applicable and reasonable given the circumstances.
     We believe the following accounting policies are critical to preparation of our consolidated financial statements since they affect the more significant estimates reflected in the financial statements and related disclosures.
     Revenue Recognition. Revenues are recognized when related services are provided, either when advertising is aired or when events are held, net of agency commissions. Revenues are recorded based on a reasonable expectation of collection.
     Valuation of Long-Lived Assets. We evaluate the recoverability of our long-lived assets, including property, plant and equipment, which are subject to amortization, whenever events or changes in circumstances suggest their carrying values may not be recoverable. Analyses based on undiscounted cash flows generated by the related operations and appraisals, trends or other indicators of fair value are used in these evaluations. If the asset’s carrying value exceeds the indicated fair value, a loss is recognized for the difference between the fair value and the asset’s carrying value. No adjustment to carrying value is made if an asset’s fair value exceeds its carrying value.
     Impairment of Intangible Assets. We have significant intangible assets recorded in our accounts. These intangible assets consist primarily of FCC broadcast licenses and goodwill acquired through the acquisitions of radio stations. SFAS No. 142, Goodwill and Other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the period in which the recorded value of those assets is more than their fair value. For 2007 and 2006 we recorded impairment charges of $188.0 million and $0.0 million respectively.
     We perform annual impairment testing for our FCC broadcast licenses and goodwill at the market cluster level. Indefinite-lived intangible assets, other than goodwill, are generally valued using discounted cash flows analyses, projections, trends, appraisals and multiples evidenced in the business. Comparable current market transactions, estimated future operating results, appraisals, trends and other profitability information may also be used in the evaluations. The fair market values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair market value of goodwill are based on currently available data and our management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated value. A significant future decrease in the fair market value of broadcast licenses or goodwill in a market could result in additional impairment charges.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are largely from retail and consumer businesses whose ability to pay is subject to changes in general economic conditions. Credit risk is managed through credit and collection controls. The allowance for doubtful accounts is determined utilizing historical experience, payment trends and credit information within the context of existing economic conditions. We review our allowance for doubtful accounts monthly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Income Taxes. We use the asset and liability method of accounting for income taxes. Our deferred income taxes reflect the probable future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting balances at each reported year-end. Changes in enacted tax rates are reflected as they occur. We routinely evaluate our effective tax rates and adjust those rates based upon estimates and available information pertinent to the statutory rates, apportionment and other factors considered appropriate in the circumstances. We have certain deferred tax assets that we believe it is more likely than not that they will not be utilized. Accordingly, a full valuation allowance for the tax effects of these losses has been recorded.

Summary Disclosures about Contractual Obligations and Commercial Commitments
     The following table reflects our contractual cash obligations as of December 31, 2007 on a historical basis in the respective periods in which they are due (dollars in thousands).

	Total
Contractual Cash	Amounts
Obligations	Committed	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$910,159	$25,160	$7,000	$7,000	$7,000	$7,000	$856,999
Broadcast rights(1)	23,300	11,650	11,650	—	—	—	—
Operating leases	32,681	5,596	5,232	4,964	3,711	2,859	10,319
Other contractual obligations(2)	19,793	10,279	9,466	48	—	—	—

Total	$985,933	$52,685	$33,348	$12,012	$10,211	$9,859	$867,318

(1)	Broadcast rights represent fees we are obligated to pay in exchange for the rights for our station, KNRB AM, to broadcast San Francisco Giant baseball games through the 2009 MLB baseball seasons and Radio Holdings, through an indirect subsidiary, holds broadcasts rights for the Kansas city Chiefs NFL franchise through the 2009 football season. The contract requires minimum rights payments of $2.8 million, $2.9 million, and $3.0 million for the 2007, 2008, and 2009 football seasons, respectively. See the notes to the audited financial consolidated financial statements of Radio Holdings for more information.

(2)	Other contractual obligations include minimum management fee payments under the management agreement with Cumulus and the advisiory services agreement with the Sponsors, amounts owed under our contractual agreement with Arbitron and amounts payable to certain on air talent.
     From time to time, we evaluate potential acquisitions of radio stations. In connection with future acquisition opportunities, we may incur additional debt or issue additional equity securities depending on market conditions and other factors. We have no current commitments or agreements with respect to any material acquisitions.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
     See Note 1 in the accompanying notes to the audited financial statements.
Intangibles
     As of December 31, 2007, approximately 91% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.
     Although the value of FCC licenses are not depreciable for GAAP purposes, current U.S. federal income tax rules presently permit us to deduct the deemed depreciation of each FCC license on a straight-line basis over 15 years.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk
     As of December 31, 2007, approximately 73.3% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense would have changed by $6.7 million for the year ended December 31, 2007.
     In August 2006, CMP entered into an interest rate swap arrangement to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction has an effective date of November 9, 2006 and locks in the future interest expense at 5.2075% for the first $225.0 million of bank borrowings for one year. The swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to accumulated other comprehensive income.
     CMPSC entered into the 2006 Swap to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction had an effective date of November 9, 2006 and locked in the future interest expense at 5.2075% for the first $225.0 million of bank borrowings through November 9, 2007. The transaction is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. The 2006 Swap matured in November 2007 and was not renewed. As a result of the maturation of the 2006 Swap all of CMPSC’s borrowings under the term loan bore interest at variable rates as of December 31, 2007. As of December 31, 2007 and 2006 the fair value of the derivative was $0.0 million and $0.2 million, respectively.
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
Item 8. Financial Statements and Supplementary Data
     The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s Report on Internal Control over Financial Reporting
     This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
(c) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance
     See “Item. 1 Business-Directors and Executive Officers” for certain information regarding our executive officers and directors.
Board of Directors and Committees of the Board of Directors
     Neither we nor CMPSC is a “listed issuer” (i.e., neither has a security listed on a national securities exchange or in an inter-dealer quotation system). Were the listing standards of the New York Stock Exchange (the “NYSE”) to apply, both Radio Holdings and CMPSC would be considered “controlled companies,” as such term is defined by the NYSE, and, therefore, their respective boards would be exempt from certain corporate governance requirements, including the requirement that independent directors constitute a majority of their respective boards.
     Our board of directors of has established an Audit Committee comprised of the following directors: Michael Goody, Holcombe T. Green, Jr., Ian Loring and Kent Weldon. Our board has no other standing committees of its board, and the board of CMPSC has not to date established any committees of its board.
Code of Ethics
     We have not formally adopted a Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors and meets the requirements of the rules of the SEC. However, the Cumulus Code of Business Ethics applies to our executive officers (including our principal executive, financial and accounting officers, as is required by the SEC) and they operate our business under the provisions thereof. The Cumulus Code of Ethics can be obtained without charge by written request to Richard S. Denning, Corporate Secretary, at our principal executive offices. If Cumulus make any substantive amendments to its Code of Ethics, if our Board grants any waiver, including any implicit waiver, from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of the waiver in a current report on Form 8-K. Finally, if we formally adopt a Code of Business Conduct and Ethics, we will also disclose such code in a current report on Form 8-K.
Item 11. Executive Compensation
Executive Compensation
     Under the Cumulus Management Agreement, Cumulus maintains responsibility for all salaries, benefits and related employment compensation expenses of our executive officers. In exchange for its management services, Cumulus receives an annual management fee equal to the greater of $4.0 million or 4% of our consolidated free cash flows (as described therein), payable on a quarterly basis. Messrs. L. Dickey, M. Gausvik, J. Pinch and J. Dickey are

parties to employment agreements with Cumulus and participate in a series of equity-based incentive plans of Cumulus. We do not separately compensate our executive officers in salary, bonus or non-cash compensation. See “Certain Relationships and Related Party Transactions — Cumulus Management Agreement.”
Compensation of Directors
     Except for Mr. Green, who receives a cash stipend of $12,500 per calendar quarter, our directors do not receive any compensation for fulfilling their duties as directors.
Item 12. Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters
     All of CMPSC’s issued and outstanding capital stock is held by us, all of our issued and outstanding capital stock of is held by Holdings, and all of the issued and outstanding capital stock of Holdings is held by CMP. Cumulus and each of the respective investment funds affiliated with the Bain Capital, The Blackstone Group and Thomas H. Lee, or the Sponsors, beneficially own membership interests representing a 25% equity ownership interest in CMP. Notwithstanding the beneficial ownership of membership interests in CMP, the equityholders’ agreement of CMP governs the members’ exercise of their voting rights with respect to the election of the board of directors and certain other significant matters. The members have agreed to vote for the election of the board of directors as set forth therein. See “Certain Relationships and Related Transactions, and Director Independence — Equityholders’ Agreement.” Certain members of our board of directors affiliated with Cumulus or each Sponsor may be deemed to beneficially own membership interests in CMP held by Cumulus or the investment fund affiliated with that Sponsor, respectively. Each such individual disclaims beneficial ownership of any such membership interests in which such individual does not have a pecuniary interest.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Capital Contribution Agreement
     On October 31, 2005, CMP, Cumulus and the Sponsors entered into a capital contribution agreement pursuant to which Cumulus agreed to contribute four radio stations (including the related licenses and assets), and $6.2 million in cash and each of the Sponsors ultimately contributed $81.2 million in cash, in exchange for units representing limited liability company membership interests in CMP. The agreement also provided that in consideration of Cumulus performing industry analysis, due diligence investigations, other advice and negotiation assistance necessary for the consummation of the Acquisition, CMP was to, and subsequently did, pay to Cumulus a transaction and advisory fee of approximately $3.5 million at the closing of the Acquisition.
CMP LLC Agreement
     Cumulus and the Sponsors invested in our company through CMP. The limited liability company agreement of CMP provides that each member’s interest in CMP is represented by units and provides for the capital contributions and distributions with respect to the units representing the members’ membership interests in CMP. Under the terms of the CMP agreement, Cumulus may be increased up to 40%, with the respective participations in such distributions by each of the investments funds affiliated with the Sponsors reduced to as low as 20%.
Cumulus Management Agreement
     In connection with the closing of the Acquisition, Cumulus entered into a management agreement with Holdings, for an initial term of three years, subject to one two-year renewal or early termination, under which Cumulus provides management services to us and our subsidiaries. Specifically, Cumulus provides (i) operations services, which includes corporate level sales, programming, marketing, technical, finance, accounting, treasury, administrative, internal audit, use of corporate headquarters, legal, human resources, risk management and information technology and (ii) corporate development services, which includes evaluation and consummation of divestitures, acquisitions, swaps, signal upgrades, move-ins, format changes, new revenue streams and high definition build-out and development.

     Pursuant to the management agreement, Cumulus provides services of its senior management who perform equivalent functions and duties for us and uses the services of its other officers and other corporate level employees as may be necessary to perform the management services in accordance with the agreement. In exchange for its management services, Cumulus receives an annual management fee equal to the greater of $4.0 million or 4% of our consolidated free cash flows (defined as our consolidated earnings before interest, taxes, depreciation and amortization, calculated before deducting the annual management fee and the advisory fee payable to the affiliates of the Sponsors under the Advisory Services Agreement described below). The annual management fee is payable on a quarterly basis. Cumulus is also reimbursed for all direct professional and similar third party expenses incurred by it in performing the management services. Any installment of the management fee not paid on the scheduled due date will bear interest at the annual rate of 10%, compounded quarterly from the due date until the date of payment.
     We may terminate the agreement at any time without cause, upon thirty days’ prior written notice. If such termination occurs prior to the second anniversary of the date of the agreement, we will continue to pay the management fee when and as due based on 110% of our consolidated free cash flows for the last twelve months prior to such termination, and if it occurs on or subsequent to the second anniversary of the date hereof, based on Holdings’ consolidated free cash flows for the last twelve months prior to such termination. We may also terminate the management agreement immediately by written notice given within 90 days of the occurrence of a “change of control” (as defined therein) or in the event three or more of the following persons cease to be executive officers of Cumulus: Lewis W. Dickey, Jr.; John W. Dickey; John G. Pinch; or Martin R. Gausvik, or two or more of the foregoing persons cease to be executive officers of Cumulus if one of the two includes Mr. L. Dickey. In the event of a material act of fraud or gross misconduct by Cumulus, we may terminate the agreement, subject to specified prior written notice, by a majority vote of its directors not designated or employed by Cumulus. In the event of a termination under these circumstances, Cumulus will be entitled to any accrued and unpaid compensation pursuant to the terms of this agreement owed through the date of such termination. We have the right to renew the agreement after the expiration of the initial term for an additional twenty-four months by prior written notice to Cumulus.
     In the event of any termination of the management agreement, Cumulus will, if requested by us, either continue to provide the same management services to us or provide some but not all of the management services to us, to facilitate an orderly transition for a maximum period of six months from the effective date of the termination.
     Under the management agreement, we have agreed to indemnify Cumulus, its subsidiaries and its and their respective directors, officers, employees, agents and representatives for any actions, claims, losses, damages, liabilities or costs arising out of or in connection with the management services contemplated by the management agreement, except to the extent they have resulted from the indemnified party’s gross negligence or willful misconduct or they apply to claims arising out of employment matters of Cumulus or its affiliates.
Equityholders’ Agreement
     CMP, Cumulus and the Sponsors have entered into an equityholders’ agreement that governs the economic and voting characteristics of the units representing limited liability company membership interests in CMP and, if an initial public offering of our common stock occurs (at which time it is contemplated that our common stock held by CMP would be distributed to Cumulus and the Sponsors), of our common stock.
     Board Representation. The equityholders agreement provides that each of CMP’s and Holdings’ board of directors will be comprised of eight members: two directors designated by each of Cumulus and each of the Sponsors, and Cumulus and the Sponsors will agree to vote for the board nominees of the others. In connection with an initial public offering by either CMP or Holdings, the board of directors may be reconstituted, subject to compliance with applicable law and the listing rules of the applicable securities exchange. Generally, any significant action taken by the board of directors of CMP or Holdings during the three years following the closing of the Acquisition will need the approval of a director designated by Cumulus and the approval of directors designated by at least two of the Sponsors and, thereafter, a majority of the directors present at the board meeting and the approval of directors designated by at least two of the Sponsors.
     Preemptive Rights; Restrictions on Transfer. Prior to the occurrence of certain events, Cumulus and the Sponsors will have preemptive rights with respect to any new issuance of equity securities by CMP

Holdings, subject to certain exceptions. In addition, the parties may not transfer their equity interests in CMP or Holdings, except under certain circumstances.
     Right of First Offer; Tag-Along and Drag-Along Rights. Cumulus and the Sponsors also have rights of first offer, “tag-along” rights and “drag-along” rights in the event of proposed transfers of equity interests in CMP or Holdings.
     Corporate Opportunities. The equityholders’ agreement also provides that CMP will have the right to pursue first any business opportunities involving radio broadcasting operations in a market or markets primarily relating to the top 50 radio broadcasting markets in the United States, referred to as “large markets”. If CMP declines such an opportunity, then Cumulus will have the right to pursue it. With regard to business opportunities involving U.S. markets other than large markets, CMP must allow Cumulus the right to pursue first any such opportunity. If Cumulus declines such an opportunity, then CMP will have the right to pursue it. These provisions do not restrict the ability of the Sponsors to pursue business opportunities outside the large markets. The provisions of the equityholders’ agreement relating to corporate opportunities will cease to be effective with respect to Cumulus upon the expiration of the two year period following the termination of the Cumulus management agreement and with respect to each of the Sponsors upon the expiration of the three-month period following the date that such Sponsor’s equity ownership in CMP first falls below 25% of such Sponsor’s initial equity ownership.
Registration Rights Agreement
     Holdings, CMP, Cumulus and the Sponsors entered into a registration rights agreement. Pursuant to the agreement, following an initial public offering of Holdings’ common stock, Cumulus and the Sponsors will be entitled to customary demand and piggyback registration rights with respect to the registration and sale of their shares of Holdings’ common stock.
Advisory Services Agreement
     Holdings, CMP, CMPSC and the Sponsors have entered into an advisory services agreement. Under this agreement, in consideration for the Sponsors having performed the financial analysis, due diligence investigations, other advice and assistance necessary for the consummation of the Acquisition, we paid each of the Sponsors a transaction and advisory fee equal to approximately $3.5 million at the closing of the Acquisition. In addition, each of the Sponsors agreed to provide certain ongoing advisory and consulting services for an aggregate cash annual fee equal to the greater of $1.0 million or 1% of our consolidated free cash flows (as described in the Cumulus management agreement), payable on a quarterly basis, which will be allocated among the Sponsors pro rata according to their weighted average ownership interest in CMP. Such ongoing advisory fee does not include direct payment or reimbursement for customarily reimbursable expenses in connection with services provided by the Sponsors. Any installment of the ongoing advisory fee not paid on the scheduled due date will bear interest at the per annum rate of 10%. The Sponsors are entitled to receive additional fees for any investment banking or other financial advisory service relating to any specific acquisition, divestiture, refinancing or recapitalization by us or any of our affiliates. This agreement will terminate with respect to each Sponsor on the earliest to occur of (i) the consummation of an initial public offering of our common stock or (ii) the date on which affiliates of such Sponsor own less than 20% of the number of units in CMP held by it immediately following the closing of the Acquisition.
Non-Solicitation Agreement
     CMP, Cumulus and the Sponsors have entered into a non-solicitation agreement. This agreement provides that (i) each of the Sponsors will not solicit for employment any employee of CMP or Cumulus or hire any executive of Cumulus having a title of Vice President or above other than any executive who spends a majority of his or her time on matters relating to CMP, (ii) Cumulus will not solicit for employment any employee of CMP; and (iii) CMP will not solicit for employment any employee of Cumulus or hire any executive or regional manager of Cumulus having a title of Vice President or above other than any executive who spends a majority of his or her time on matters relating to CMP. These covenants will be effective with respect to each of the Sponsors until the expiration of the three-month period following the date such Sponsor’s ownership in CMP first falls below 25% of the Sponsor’s initial equity ownership and with respect to Cumulus and CMP, until the expiration of the three-month period following the date that Cumulus’s ownership in CMP first falls below 25% of its initial equity ownership; provided that such period will be extended, in each case, until such later date as is six months following termination of the Cumulus management agreement.

Service Mark License
     Cumulus has granted to CMP a non-exclusive, royalty-free license to use the trademark, service mark and trade name “Cumulus” for a term of ten years, subject to automatic renewal for additional periods of ten years each, unless earlier terminated. CMP may grant a sublicense of the “Cumulus” mark to its subsidiaries without the prior written consent of Cumulus.
Director Independence
     See “Directors and Executive Officers and Corporate Governance—Board of Directors and Committees of the Board of Directors”
Item 14. Principal Accountant Fees and Services
Audit Fees
     KPMG LLP has billed us $495,000 in the aggregate, for professional services rendered by KPMG LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and reviews of the interim financial statements included in our quarterly reports on Form 10-Q filed during the fiscal year ended December 31, 2007.
     For audit services related to the fiscal year ended December 31, 2006, KPMG LLP billed us $1,410,000.
Audit Related Fees
     KPMG LLP has billed us $625,000 for services related to the registration statement on Form S-4 filed in fiscal 2006.
Tax Fees
     KPMG LLP fees, for tax consulting and tax return preparation services relating to fiscal 2006 were $220,000. No such services have yet been performed with reference to fiscal 2007.
All Other Fees
     KPMG LLP has billed us $1,500 for access to its on-line research library during each of 2007 and 2006.
Policy on Pre-Approval of Services Performed by Independent Auditors
     The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the independent auditors during the fiscal year. The Audit Committee regularly considers all non-audit fees when reviewing the independence of our independent auditors.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1)-(2) Financial Statements. The financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of this annual report on Form 10-K are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.
     (a) (3) Exhibits.

3.1	Certificate of Incorporation of CMP Susquehanna Radio Holdings Corp., as amended (incorporated herein by reference to Exhibit 3.1 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

3.2	Bylaws of CMP Susquehanna Guarantor Corp. (former name of CMP Susquehanna Radio Holdings Corp.) (incorporated herein by reference to Exhibit 3.2 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

4.1	Indenture, dated May 5, 2006, among CMP Susquehanna Corp., the Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

4.2	Registration Rights Agreement, dated May 5, 2006, among CMP Susquehanna Corp., the Guarantors party thereto, and the initial purchasers of the Notes (incorporated herein by reference to Exhibit 4.2 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.1	Credit Agreement, dated as of May 5, 2006, among CMP Susquehanna Corp., CMP Susquehanna Radio Holdings Corp., Deutsche Bank Trust Company Americas, as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.2	Guarantee Agreement, dated as of May 5, 2006, among CMP Susquehanna Radio Holdings Corp., CMP Susquehanna Corp., the subsidiaries of CMP Susquehanna Corp. identified therein and Deutsche Bank Trust Company Americas, as administrative agent (incorporated herein by reference to Exhibit 10.2 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.3	Security Agreement, dated as of May 5, 2006, among CMP Susquehanna Radio Holdings Corp., CMP Susquehanna Corp., the subsidiaries of CMP Susquehanna Corp. identified therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated herein by reference to Exhibit 10.3 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.4	Management Agreement, dated as of May 3, 2006, by and between CMP Susquehanna Holdings Corp. and Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.4 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

23.1*	Consent of KPMG LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Exhibits. See Item 15(a) (3).

(c)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31 day of March 2008.

CMP Susquehanna Radio Holdings Corp.

By	/s/ Martin R. Gausvik Martin R. Gausvik
Executive Vice President, Treasurer
And Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ Martin R. Gausvik Martin R. Gausvik	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ John Connaughton John Connaughton	Director	March 31, 2008

/s/ Michael Goody Michael Goody	Director	March 31, 2008

/s/ Holcombe T. Green, Jr. Holcombe T. Green, Jr.	Director	March 31, 2008

/s/ Ian Loring Ian Loring	Director	March 31, 2008

/s/ Soren Oberg Soren Oberg	Director	March 31, 2008

/s/ David M. Tolley David M. Tolley	Director	March 31, 2008

/s/ Kent R. Weldon Kent R. Weldon	Director	March 31, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”)	F-2

Independent Auditors’ Report (Susquehanna Pfaltzgraff Co. “Predecessor”)	F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”)	F-4

Consolidated Statements of Operations for the Year Ended December 31, 2007 and for the Period from May 5, 2006 (date of inception) through December 31, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), the Period from January 1, 2006 through May 4, 2006, and the Year Ended December 31, 2005 (Susquehanna Pfaltzgraff Co. “Predecessor”)
F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2007 and for the Period from May 5, 2006 (date of inception) through December 31, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), the Period from January 1, 2006 through May 4, 2006, and the Year Ended December 31, 2005 (Susquehanna Pfaltzgraff Co. “Predecessor”)
F-6

Consolidated Statements of Cash Flows for the Year Ended December 31,2007 and for the Period from May 5, 2006 (date of inception) through December 31, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), the Period from January 1, 2006 through May 4, 2006, and the Year Ended December 31, 2005 (Susquehanna Pfaltzgraff Co. “Predecessor”)
F-7

Notes to Consolidated Financial Statements (CMP Susquehanna Radio Holdings Corp. “Radio Holdings” and Susquehanna Pfaltzgraff Co. “Predecessor”)	F-9

9

Report of Independent Registered Public Accounting Firm
The Board of Directors
CMP Susquehanna Radio Holdings Corp.:
     We have audited the accompanying consolidated balance sheets of CMP Susquehanna Radio Holdings Corp. and subsidiaries (“Radio Holdings”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2007 and for the period from May 5, 2006 (date of inception) through December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2007 and for the period from May 5, 2006 (date of inception) through December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of Radio Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMP Susquehanna Radio Holdings Corp. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from May 5, 2006 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
/s/ KPMG LLP
Atlanta, GA
March 31, 2008

Independent Auditors’ Report
The Board of Directors
CMP Susquehanna Radio Holdings Corp. (formerly Susquehanna Pfaltzgraff Co., the Predecessor):
     We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Susquehanna Pfaltzgraff Co. and subsidiaries (the Predecessor) for the period from January 1, 2006 through May 4, 2006 and for the year ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of consolidated valuation accounts for the period from January 1, 2006 through May 4, 2006 and for the year ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of Predecessor management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Susquehanna Pfaltzgraff Co. and subsidiaries for the period from January 1, 2006 through May 4, 2006 and for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Harrisburg, PA
February 23, 2007

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands, except for share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,895	$7,898
Accounts receivable, less allowance for doubtful accounts of $1,050 and $1,520, respectively	47,270	49,041
Deferred income taxes	—	927
Prepaid expenses and other current assets	2,174	3,511

Total current assets	51,338	61,377
Property, plant and equipment, net	36,503	40,852
Intangible assets, net (including goodwill of $412,795 in 2007 and $550,163 in 2006)	1,163,930	1,356,250
Deferred financing costs, net (including accumulated amortization of $5,836 in 2007 and $2,303 in 2006)	18,929	23,407
Long term investments	6,991	12,500

Total assets	$1,277,692	$1,494,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$2,023
Current portion of long-term debt	25,160	7,000
Accrued interest	4,574	6,437
Accrued income taxes	1,211	2,355
Other current liabilities	9,337	11,344

Total current liabilities	40,765	29,159

Long-term debt	884,999	924,500
Other liabilities	9,196	8,598
Deferred income taxes	246,700	250,626

Total liabilities	1,181,660	1,212,883

Stockholders’ equity
Common stock — Voting $.01 par value, authorized 1,000 shares and issued 100 shares	—	—
Additional paid-in capital	299,928	299,928
Retained earnings (accumulated deficit)	(203,897)	(18,607)
Accumulated other comprehensive income (loss)	—	182

Total stockholders’ equity	96,031	281,503

Total liabilities and stockholders’ equity	$1,277,692	$1,494,386

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share data)

	Radio Holdings		Predecessor
	Year	May 5, 2006	January 1, 2006	Year
	Ended	Through	Through	Ended
	December 31,	December 31,	May 4,	December 31,
	2007	2006	2006	2005
Net revenues	$223,437	$155,607	$65,987	$231,587

Operating expenses:
Station operating expense excluding depreciation amortization and including non-cash contract termination costs of $6,723 for the period May 5, 2006 through December 31, 2006	123,388	91,870	49,510	152,542
Corporate general and administrative expenses	7,214	4,106	31,029	24,708
Depreciation and amortization, including pre-sold advertising amortization of $23,023 for the period May 5, 2006 through December 31, 2006	10,393	30,798	2,421	7,401
(Gain)/Loss on sale of assets	96	—	—	(300)
Costs related to sale of business, principally advisory fees	—	—	14,513	—
Impairment of goodwill and intangible assets	188,019	—	—	—

Total operating expenses	329,110	126,774	97,473	184,351

Operating income (loss) from continuing operations	(105,673)	28,833	(31,486)	47,236
Non-operating income (expense) from continuing operations:
Interest expense, net	(78,509)	(54,061)	(4,638)	(17,141)
Gain (Loss) on early extinguishment of debt	1,258	—	(6,492)	—
Impairment of long-term investment	(5,509)	—	—	—
Other income (expense)	(323)	(1,655)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(188,756)	(26,883)	(42,616)	30,095
Provision (benefit) for income taxes	(3,466)	(8,276)	(16,640)	4,541
Minority interest income (expense)	—	—	(1,368)	1,795

Earnings (loss) from continuing operations	$(185,290)	$(18,607)	$(27,344)	$27,349

Discontinued operations:
Gain (loss) from operations of discontinued operations (including gain on sale of $498,387 in 2006)	—	—	502,718	(19,659)
Proceeds (benefit) for income taxes	—	—	195,647	(9,765)
Minority interest income (expense)	—	—	(73,966)	(1,446)

Gain (loss) on discontinued operations	—	—	233,105	(11,340)

Net income (loss)	$(185,290)	$(18,607)	$205,761	$16,009

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
For the year ended December 31, 2007 and for the period May 5, 2006 through December 31, 2006
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
For the period January 1, 2006 through May 4, 2006 and year ended December 31, 2005
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(Dollars in thousands)

			Retained
		Additional	Earnings	Accumulated	Unearned	Total
	Common	Paid-In	(Accumulated	Comprehensive	ESOP	Stockholdrs’
	Stock	Capital	Deficit)	Income (Loss)	Shares	Equity
Predecessor
Balance as of January 1, 2005	$272	$153,167	$38,191	$—	$(134,065)	$57,565

Net income	—	—	16,009	—	—	16,009
Additional minimum pension liability, net of income taxes	—	—	—	(8,964)	—	(8,964)

Total comprehensive income (loss)	—	—	16,009	(8,964)	—	7,045

Class “A” common shares repurchased	(1)	(1,825)	(1,885)	—	—	(3,711)
Tax benefit of lapse in restrictions on class “A” common shares	—	6,161	—	—	—	6,161
Common shares repurchased	(2)	(34)	(1,941)	—	—	(1,977)
ESOP common shares repurchased	(1)	(3,773)	(2,700)	—	—	(6,474)
Allocation of ESOP common shares	—	8,501	—	—	9,576	18,077
Cash dividends	—	—	(2,568)	—	—	(2,568)

Balance as of December 31, 2005	$268	$162,197	$45,106	$(8,964)	$(124,489)	$74,118
Net income	—	—	205,761	—	—	205,761
Cash dividends	—	—	(268)	—	—	(268)
Distribution of net equity in subsidiaries to Trusts	—	887	(129,884)	8,964	—	(120,033)
Purchase of Radio minority interest from control group	—	—	(59,959)	—	—	(59,959)
ESOP shares repurchased	(1)	(35)	(22)	—	—	(58)
Return of ESOP shares	(2)	(10,558)	—	—	10,560	—
Stock options	—	186	—	—	—	186

Radio Holdings
Balance as of May 4, 2006	265	152,677	60,734	—	(113,929)	99,747
Eliminate Predecessor balances upon acquisition	(265)	(152,677)	(60,734)	—	113,929	(99,747)

Subtotal	—	—	—	—	—	—
Contributed capital, net	—	299,928	—	—	—	299,928

Balance as of May 5, 2006	—	299,928	—	—	—	299,928
Net loss	—	—	(18,607)	—	—	(18,607)
Other comprehensive income:
Change in fair value of derivative	—	—	—	182	—	182

Total comprehensive income (loss)	—	—	(18,607)	182	—	(18,425)

Balance as of December 31, 2006	$—	$299,928	$(18,607)	$182	$—	$281,503
Net loss			(185,290)			(185,290)
Other comprehensive income:
Change in fair value of derivative	—	—	—	(182)	—	(182)

Total comprehensive income (loss)	—	—	(185,290)	(182)	—	(185,472)

Balance as of December 31, 2007	$—	$299,928	$(203,897)	$—	$—	$96,031

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Radio Holdings		Predecessor
		May 5, 2006	January 1,
	Year Ended	through	2006 to	Year Ended
	December 31,	December 31,	May 4,	December 31,
	2007	2006	2006	2005
Cash flows from operating activities:
Net income (loss)	$(185,290)	$(18,607)	$205,761	$16,009
Adjustments to reconcile net income(loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	10,393	30,798	15,143	49,033
Amortization debt issue costs	3,533	2,303	197	902
Write-off of debt issue costs	711	—	—	—
Radio Employee Stock Plan	—	—	118	—
ESOP benefit expense	—	—	—	13,962
Provision for doubtful accounts	351	1,497	—	—
(Gain)/Loss on extinguishment of debt	(1,258)	—	6,492	—
Non-cash contract termination charge	—	6,723	—	—
Deferred income taxes	(4,177)	(11,117)	2,633	5,753
Impairment of long-term investment	5,509	—	—	—
Impairment of goodwill and intangibles	188,019	—	—	10,631
SusQtech and Pfaltzgraff	—	—	(498,528)	1,590
Loss (gain) on sale of properties	96	—	—	1,436
Minority Interests		—	75,334	(349)
Changes in assets and liabilities:
Accounts receivable	1,420	(8,386)	825	2,844
Decrease (increase) in investing	—	—	—	(5,665)
Prepaid expenses and other current assets	1,338	1,754	(8,694)	3,966
Accounts payable and other current liabilities	(6,338)	15,866	16,835	(19,844)
Other liabilities	598	1,875	(20,125)	(19,777)

Net cash provided by (used in) operating activities	14,905	22,706	(204,009)	60,491

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,573)	(472)	(8,522)	(35,018)
(Acquisitions) dispositions	192	(1,220,043)	728,328	—
Proceeds from sale of Pfaltzgraff assets	—	—	—	32,500
Proceeds from sale of WABZ-FM	—	—	—	300
Proceeds from sale of real estate properties	—	—	—	2,878
Purchase accounting adjustment	322	—	—	—
Decrease (income) in tangible assets, investments and other assets	—	—	—	(3,851)

Net cash provided by (used in) investing activities	(1,059)	(1,220,515)	719,806	(3,191)

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)

	Radio Holdings		Predecessor
		May 6, 2006	January 1,
	Year Ended	through	2006 to	Year Ended
	December 31,	December 31,	May 4,	December 31,
	2007	2006	2006	2005
Cash flows from financing activities:
Net decrease in revolving credit borrowings	—	—	—	(33,338)
Increase in cash overdrafts	—	—	2,214	—
Proceeds from bank facilities	—	700,000	(466,219)	248,750
Subordinated debt	(5,849)	250,000	—	—
Increase in revolving credit facilities	14,000	—	113,200	—
Construction loan repayments	—	—	—	(931)
Repayment of credit facilities	(28,000)	(18,500)	—	(252,767)
Capital contributions	—	299,928	—	—
Payment of debt issuance costs	—	(25,721)	—	—
Subsidiary common stock transactions	—	—	—	(3,256)
Repurchase of ESOP shares	—	—	(58)	(6,474)
Proceeds from stock options	—	—	186	—
Repurchase of common stock	—	—	—	(1,977)
Class “A” common stock transaction	—	—	—	(3,711)
Payment of dividends	—	—	(268)	(2,568)
Distribution of cash accounts to Trusts	—	—	(48,579)	—
Purchase of minority interest	—	—	(123,610)	—
Payments to minority interests	—	—	—	(494)

Net cash provided by (used in) by financing activities	(19,849)	1,205,707	(523,134)	(56,766)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,003)	7,898	(7,337)	534
Cash and Cash Equivalents, beginning of Period	7,898	—	7,337	8,708

Cash and Cash Equivalents, end of Period	$1,895	$7,898	$—	$9,242
Supplemental disclosures of cash flow information
Interest paid	$77,174	$44,017	$17,309	$35,100
Taxes paid	1,800	—	219,600	2,200
Non-cash distribution to Trusts	—	—	81,305	—
See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Formation, Nature of Operations and Financial Statement Presentation
Formation and Nature of Operations of CMP Susquehanna Radio Holdings Corp.
     CMP Susquehanna Radio Holdings Corp. and Subsidiaries (“Radio Holdings”) is a radio broadcasting corporation incorporated in the state of Delaware, focused on acquiring, operating and developing commercial radio stations in the top 50 radio markets in the United States. Radio Holdings is a second — tier subsidiary of Cumulus Media Partners LLC (“CMP”). CMP came into existence on October 31, 2005, when Cumulus Media Inc., (“Cumulus”) together with Bain Capital Partners (“Bain”), The Blackstone Group (“Blackstone”) and Thomas H. Lee Partners (“THLee”), formed a new private partnership. Cumulus, Bain, Blackstone and THLee entered into a definitive capital contribution agreement with CMP in order to provide for the capitalization of CMP and its subsidiaries. CMP was created by Cumulus and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. and subsidiaries (“Predecessor”) through one of its subsidiaries. Each of the equity partners initially holds a 25% equity ownership in CMP. A total of one hundred common shares were issued and distributed equally to the equity partners in the ratio of their capital contributions.
     In connection with the formation of CMP, Cumulus contributed four radio stations (including related licenses and assets) in the Houston, Texas and Kansas City, Missouri markets with a fair value of approximately $75 million plus $6.2 million in cash, in exchange for its 25% initial membership interest. The other partners contributed approximately $243.8 million in cash for the remaining 75% (25% each) equity interest in CMP. In connection with the transaction, CMP paid $14.2 million to the partners for their equity raising efforts; these payments were netted against the contributed capital.
     Radio Holdings is the 100% owner of CMP Susquehanna Corp. (“CMPSC”), which is the principal operating subsidiary of CMP. Radio Holdings received and recorded as equity: the capital raised as described above, and proceeds from third party financing of the three radio stations contributed by Cumulus (approximately $64.1 million) and established in a separate second-tier subsidiary (CMP KC, LLC). Radio Holdings acquired Predecessor on May 5, 2006 (see Note 8). Subsequent to the acquisition, Radio Holdings allocated the purchase price to the acquired tangible and intangible assets of the Predecessor. The acquired assets were allocated based upon standard valuation methodology (primarily discounted cash flow for intangibles and actual value of the tangible assets). Management is responsible for the value assigned to the assets, and was assisted by an independent external appraiser. This purchase accounting allocation established the new basis of accounting. For tax purposes, Radio Holdings assumed the tax basis of the Predecessor which was substantially less than the acquisition price.
Nature of Operations and Sales of Businesses of Susquehanna Pfaltzgraff Co.
     Predecessor had two major subsidiaries, Susquehanna Media Co. (Media”) and TPC York Inc., formerly The Pfaltzgraff Co. (“Pfaltzgraff”).
     Media had two major subsidiaries, Susquehanna Radio Corp. (“Radio”) and Susquehanna Cable Co. (“Cable”). Radio operated radio stations in major domestic markets. Cable operated cable television systems in Pennsylvania, Maine, Mississippi, Illinois, New York and Indiana. Pfaltzgraff sold the majority of its assets in 2005. Pfaltzgraff formerly manufactured, wholesaled, and retailed dinnerware and complementary house wares, primarily in the United States.
     A Predecessor operation developed commercial and residential real estate and leased real estate to businesses and individuals (“Real Estate”), and another operation provided consulting services (“SusQtech”).
     On October 31, 2005, the Predecessor agreed to sell its Cable assets to Comcast, Inc., which owned 30% of Cable.

     On October 31, 2005 the Predecessor’s shareholders entered into a definitive agreement to sell its Radio business to CMP. Prior to the merger transaction, the Predecessor sold, or otherwise disposed of, any non-Radio assets and liabilities, including the distribution to other entities (Trusts) owned by the Predecessor’s former shareholders. In addition, minority interests of the Predecessor’s Radio operations were acquired by Radio from parties related to the Predecessor’s controlling shareholder group. This transaction was accounted for at historical cost and the difference of approximately $60 million was treated as an equity transaction.
     Since Predecessor’s stockholders agreed to sell Predecessor’s Radio operations in a stock transaction, Radio and general corporate activities are classified as continuing operations. All other operations are classified as discontinued operations. Prior periods have been reclassified for comparability. The statement of cash flows includes both continuing and discontinued operations.
Financial Statement Presentation
     The Predecessor’s financial statements have been presented since Radio Holdings did not previously have its own operations. The post-acquisition financial statements of Radio Holdings reflect the new basis of accounting. The principal intangibles arising from the acquisition are broadcast licenses, goodwill and pre-sold advertising contracts. Radio Holdings (the “Company”) and Predecessor together are referred to as the “Companies.”
     Change in Entity
     Effective March 1, 2007, KCHZ-FM, which was an asset of a non-guarantor, indirect subsidiary of Radio Holdings, was transferred to another wholly owned, second-tier subsidiary of CMP that is neither directly or indirectly owned by Radio Holdings, and the entity that previously held KCHZ was dissolved. Radio Holdings accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ is no longer included in any financial statements of Radio Holdings. Accordingly, Radio Holdings will no longer be required to disclose guarantor and non-guarantor entities. This change in entity occurred as a result of final FCC approval of the transfer of the KCHZ broadcast license.
     KCHZ-FM had assets of $9.7 million, liabilities of $0.5 million, and equity of $9.2 million as of December 31, 2006. The station contributed net income of $0.0 million from May 5, 2006 (date of inception) to December 31, 2006, and net income of $0.1 million from January 1, 2007 to February 28, 2007.
2. Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of the Companies and their wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassification
     During 2007, a reclassification was made to increase goodwill and deferred income taxes by approximately $1.2 million relating to the original purchase accounting allocations for tax basis differences.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risks
     Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and trends. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Property, plant and equipment acquired in business combinations are recorded at their estimated fair values on the date of acquisition under the purchase method of accounting. Equipment under capital leases is stated at the present value of minimum lease payments.
     Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Routine maintenance and repairs are expensed as incurred.
Capitalized Software Costs
     The Company capitalizes certain internal software development costs under the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized. These costs generally consist of coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.
Accounting for National Advertising Agency Contract
     The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. Radio Holdings estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
     The following are the principal economic elements of the contract that can affect the base commission rate:

•	A $6.7 million non-cash charge recorded by Radio Holdings related to the termination of its contract with the Company’s former national advertising agent in 2006.

•	Potential commission rebates from Katz should national revenue not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The rebate amounts currently deemed probable of settlement relate to the first two years of the contract.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue targets. No additional commission payments have been assumed.
     The potential commission adjustments are estimated and combined in the balance sheet with the contractual termination liability. That liability is accreted to commission expense to effectuate the stable commission rate over the course of the Katz contract.
     Radio Holdings’ accounting for and calculation of commission expense to be realized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense. Actual results may differ from management’s estimates. Over the course of Radio Holdings’ contractual relationship with Katz, management will continually update its assessment of the effective commission expense attributable to national sales in an effort to record a consistent commission rate over the term of the Katz contract.
Fair Values of Financial Instruments
      The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of the Company’s term loan, and long term debt approximate their fair value. At December 31, 2007 and 2006, the senior subordinated notes had a fair value of 75% and 99.5% of face value, respectively.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Asset (“SFAS No. 144”), long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Impairment of Goodwill and Indefinite Life Intangible Assets
     SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires the Company to test goodwill and indefinite life intangible assets for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, SFAS No. 142 requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit or indefinite life intangible assets with its carrying amount.
     The Company also evaluates the recoverability of its indefinite-lived intangible assets and goodwill if events or changes in circumstances suggest that an asset may be impaired. Federal Communications Commission (“FCC”) radio broadcast licenses are considered indefinite-lived intangible assets. Their values are determined at acquisition by valuation techniques. Indefinite-lived intangible assets are generally evaluated using discounted cash flow analyses, projections, trends, appraisals, and multiples evidenced in the reporting units’ businesses. Comparable current market transactions, estimated future operating results, appraisals, trends and other profitability information may be utilized in these evaluations. If the carrying value of an asset is greater than its indicated fair value, an impairment charge is recognized to reduce carrying value to indicated fair value.
Derivative Financial Instruments
     Derivative financial instruments are used solely to limit interest rate exposure on variable rate debt. No derivative financial instruments are held for trading purposes. The Company is not a party to any leveraged instruments. The Company enters into interest rate swaps and floors to limit its exposure to interest rate changes on a portion of its variable rate debt. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.
Debt Issuance Costs
     The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. For 2007, the period from acquisition through December 31, 2006, the period from January 1, 2006 through May 4, 2006, and the year ended December 31, 2005, the Company recognized amortization expense related to debt issuance costs of $3.5 million, $2.3 million, $0.2 million, and $0.9 million, respectively. During 2007, the Company wrote-off approximately $0.7 million of debt issuance costs associated with unscheduled prepayments of debt.
Revenue Recognition
     Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as advertisements are broadcast.
Trade Agreements
     The Company trades commercial airtime for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received, which approximates the fair value of the air time surrendered in the trade. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed.
Station Operating Expenses
     Station operating expenses include direct operating, selling and general and administrative expenses incurred at the market cluster excluding depreciation and amortization expense. Station operating expenses do not include corporate general and administrative expenses for centralized corporate business support and other expenses not directly incurred at the market cluster level. Prior to May 5, 2006, ESOP expense and other retirement costs for station employees are included in station operating expenses.
Advertising
     Advertising costs are expensed as incurred.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. Radio Holdings reports changes in the fair value of derivatives qualifying as cash flow hedges as a component of comprehensive income.
Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     The Company’s results of operations are included in the consolidated federal income tax return filed by CMP; however, the Company has provided for income taxes as if it were filing a separate federal income tax return.

Stock-Based Compensation
     Compensation expense is recognized in accordance with Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”), which was implemented on January 1, 2006. Compensation expense on options was recognized using “minimum value”, which excludes any volatility. Since the Predecessor previously adopted SFAS 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and all outstanding options were fully vested as of December 31, 2005, no transition provisions apply and furthermore, management did not intend to modify previously granted, repurchased or cancelled options after adopting SFAS 123R. Subsequent to the acquisition, there have been no share-based arrangements entered into nor are there any outstanding.
Extinguishment of Debt
     The Predecessor’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The gain and loss recognized in 2007 and 2006 relate to the retirement of certain senior subordinated notes and term loan borrowings under the Successor and Predecessor’s credit facilities.
Recent Accounting Pronouncements
     FIN 48. In July 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109 (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:
•	a decision not to file a tax return in a particular jurisdiction for which a return might be required,

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt
     FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from past practice, whereby companies were able to recognize a tax benefit only if it was probable a tax position would be sustained.
     This statement became effective and was adopted by the Company in the first quarter of 2007. There was no effect from the adoption of this pronouncement.
     SFAS No. 141(R). Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities with only limited exceptions even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141(R) on January 1, 2009. SFAS 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

     SFAS No. 155. In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement is effective for all financial instruments acquired or issued after the beginning of Radio Holdings’ fiscal year 2007 and has not had a material impact on its consolidated financial statements.
     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. Radio Holdings is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. Radio Holdings does not expect this issue to have a material impact on its consolidated financial statements.
     SFAS No. 160. In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require Companies to present minority interest separately within the equity section of the balance sheet. The Company is still evaluating what impact this statement will have on the Company’s consolidated balance sheet. The Company will adopt SFAS 160 as of January 1, 2009.
3. Discontinued Operations of the Predecessor
     Discontinued operations of the Predecessor include Cable, Pfaltzgraff, SusQtech and Real Estate. Continuing operations include radio broadcasting and certain general corporate overhead.
2006
     On May 1, 2006, the Predecessor sold the assets of its cable business to Comcast Corporation (“Comcast”) for approximately $772 million cash. Cable subsequently redeemed Susquehanna’s stock ownership for approximately $185 million cash. A pretax gain of approximately $490 million and related income taxes of approximately $190 million were recognized related to the sale.
     Pursuant to the terms of the acquisition merger agreement (Note 1), substantially all non-Radio assets and liabilities were distributed to entities (Trusts) owned by the Predecessor’s former shareholders prior to May 4, 2006.
     Included in the gain from operations of discontinued subsidiaries for the period from January 1, 2006 through May 4, 2006 are (in thousands):

Revenues from discontinued operations	$70,394
Interest expense, net	6,065

     Disposals included in discontinued operations for the period from January 1, 2006 through May 4, 2006 are as follows (in thousands):

Gain on disposal of businesses included in discontinued operations before income taxes and minority interests	$498,387
Income taxes related to gain on disposal of businesses included in discontinued operations	(194,371)

Gain on disposal of business, net	304,016

2005
     Based on indications that the fair value of certain long-lived assets might be impaired, the Predecessor evaluated the goodwill and property, plant and equipment of its SusQtech operation for impairment as of June 30, 2005. Based on that impairment review, a $1.9 million goodwill impairment charge was recognized at June 30, 2005. A $0.2 million impairment of SusQtech’s property, plant and equipment was also recognized. Fair value was based upon estimated selling prices for these assets. The value of SusQtech’s accounts receivable and other current assets was also reduced by $0.7 million (estimated realizable value at June 30, 2005). All SusQtech assets were subsequently sold without further loss.
     On July 11, 2005, the Predecessor sold most of the assets of its wholesale and retail Pfaltzgraff business to Lifetime Brands, Inc. (“Lifetime”) for $32.5 million cash. Pfaltzgraff’s manufacturing facilities and its distribution center were not included in the sale of assets to Lifetime. A pretax loss of approximately $6.9 million was recognized on the sale. In November 2005, the Predecessor sold manufacturing equipment for $1.5 million cash and recognized a $2.2 million loss.
     On October 1, 2005, the Predecessor sold its general partnership interest in Susquehanna Adelphia Business Solutions to the other general partner for approximately $2.3 million cash. A $0.5 million gain was recognized on the sale. Coincident with the closing of this transaction, Cable leased 80% of the fiber optic network formerly leased by the partnership to the other general partner for $4.0 million cash. No gain or loss was recognized. The lease had a twenty-year term and required the Predecessor to purchase approximately $1.2 million in services over the next two years.
     Items included in loss from discontinued operations for the year ended December 31, 2005 are shown below (in thousands):

2005
Revenues from discontinued operations	$259,019
Depreciation and amortization	41,632
Impairment losses	10,631
ESOP expense	3,601
Interest expense, net	17,533
     Disposals included in discontinued operations are as follows (in thousands):

2005
Losses on disposal of businesses included in loss from discontinued operations before income taxes and minority interests	$(11,193)
Benefit for income taxes on disposal of businesses	4,029

Loss on disposal of businesses	$(7,164)

     The carrying amounts of the major classes of assets and liabilities included in discontinued operations as of December 31, 2005 are shown below (in thousands):

2005
ASSETS
Cash and cash equivalents	$1,905
Accounts receivable, net	6,305
Prepaid income taxes	29,389
Property, plant and equipment, net	178,352
Intangible assets, net	156,297
Investments and other assets	8,957
Other	3,728

Total assets held for sale	$384,933

LIABILITIES
Accounts payable	$7,132
Other current liabilities	16,223
Long-term debt	305,843
Deferred income taxes	26,214
Minority interests	7,651
Other liabilities	4,036

Total liabilities held for sale	$367,099

     The Susquehanna Cable Co. Performance Share Plan was a non-qualified deferred compensation plan for certain key employees. Participants were granted performance share rights that were purchased by deferring compensation. Cable performance shares (“Shares”) were accounted for as stock appreciation rights. Share value changed annually on April 1. Share value was based on Cable’s value in the Predecessor’s annual ESOP valuation. Changes in Share value were recognized as general and administrative expenses for discontinued operations in the consolidated statement of operations. Based on Cable’s values in the Predecessor’s ESOP valuations performed as of December 31, 2004, a $1.9 million expense reduction was recognized in discontinued operations as of April 1, 2005. The asset sale agreement for Cable required the redemption of all Shares prior to closing. On December 6, 2005, the Board approved the redemption of all outstanding Shares for $19.6 million. All outstanding Shares were redeemed for cash before December 31, 2005. Existing credit facilities were utilized to fund the redemption.
     In July 2005, the New York State Department of Environmental Conservation (“DEC”) issued a Record of Decision with respect to remediation of industrial contamination of Lake Onondaga. Syracuse China, a former Pfaltzgraff subsidiary sold in 1995, was previously notified that it was considered a potentially responsible party in the lake’s contamination. As part of the Syracuse China sales agreement, Pfaltzgraff retained responsibility for up to $4.2 million of Syracuse China’s environmental liability related to this matter. Although it was probable that Syracuse China would be a party to the remediation of Lake Onondaga, it was not possible to estimate Pfaltzgraff’s share of costs. Pfaltzgraff did not share in initial costs related to this matter.
     4. Property, Plant and Equipment
     Property, plant and equipment consist of the following as of December 31, 2007 and 2006 (in thousands):

	Estimated Useful
	Life	2007	2006
Land		$6,257	$6,421
Machinery and equipment	3 to 20 years	31,129	30,343
Buildings and improvements	10 to 40 years	7,790	7,790
Construction in progress		755	—

		45,931	44,554
Less accumulated depreciation		(9,428)	(3,702)

		$36,503	$40,852

     Depreciation expense for continuing operations was $5.7 million, $3.7 million, $2.2 million, and $7.1 million for 2007, the period from May 5 through December 31, 2006, the period from January 1 through May 4, 2006, and for the year ended December 31, 2005, respectively.
5. Long-term Debt
     Total long-term debt as of December 31, included (in thousands):

	2007	2006
9.875% Senior subordinated notes	$242,659	$250,000
Term loan	664,500	681,500
Revolver	3,000	—

Total	$910,159	$931,500

Less amounts payable within one year	25,160	7,000

	$884,999	$924,500

     A summary of the future contractual maturities of long-term debt follows (in thousands):

2008	$7,000
2009	7,000
2010	7,000
2011	7,000
2012	7,000
Thereafter	875,159

$910,159

     Pursuant to the acquisition of Predecessor, CMPSC raised $250 million in senior subordinated notes and established a $700 million term loan and $97 million in revolving bank facilities. At the acquisition closing, only the $700 million term loan was drawn on and $3.3 million in letters of credit were issued to cover pre-existing workers’ compensation claims, reducing revolving bank facilities capacity to $96.7 million. CMPSC is charged a commitment fee of 0.5% on the unused portion of the revolver. All proceeds of the financing were used to fund the acquisition of the Predecessor stock. In connection with the acquisition and closing $208.1 million outstanding under Predecessor’s credit facilities were repaid and a loss on extinguishment of debt was recorded for the unamortized deferred loan costs.
     The interest rate for the term loan is 2% above LIBOR (4.60% at December 31, 2007) or 1% above the alternate base rate. At December 31, 2007 and 2006, CMPSC’s effective interest rate on the loan amounts outstanding under CMPSC’s credit facilities were 7.606% and 8.052% (2006 excludes the fixed component of the 2006 Swap), respectively. The revolving loan rate is variable based on the levels of leverage, and range from 1.75% to 2.25% above LIBOR and from 0.75% to 1.25% above the alternate base rate.
     In August 2006 CMPSC entered into an interest rate swap agreement (“2006 Swap”) that effectively fixed the interest rate, based on LIBOR, on $225.0 million of floating rate bank borrowings through November 9, 2007. The 2006 Swap matured on November 9, 2007 and was not renewed. As a result of the maturation of the 2006 Swap, the Company’s aggregate borrowings under the term loan bore interest at variable rates as of December 31, 2007.

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
     The term loan has a repayment schedule which requires quarterly principal payments of 0.25% of the original loan beginning September 30, 2006. The term loan also has required payments based on the excess cash flow as defined in the agreement. The unpaid balance of the term loan is due May 2013 and the revolving loan is due May 2012.
     The senior subordinated notes have a rate of 9.875% and mature in May 2014. Pursuant to the registration rights agreement entered into with respect to the senior subordinated notes at the time of original issuance, because CMPSC did not consummate a registered exchange offer for such notes within 360 days after their issue date commenced on May 1, 2007, additional interest began to accrue at a rate of 0.25% per annum, subject to certain additional upward adjustments until the exchange offer is consummated. Upon expiration of the exchange offer, on July 23, 2007, the additional interest ceased to accrue. During 2007, the Company paid approximately $0.1 million in additional interest.
     The senior subordinated notes are unsecured and the bank term loan is secured by a blanket lien over all assets of Radio Holdings. Under the bank credit agreement and the indenture, there are a number of standard covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets, and make capital expenditures as well as financial covenant such as interest coverage and leverage ratio. As of December 31, 2007, CMPSC was in compliance with all covenants for its long-term debt. At December 31, 2007, the senior subordinated notes had a fair value of 75.0% of face value.
     In December 2007, CMP redeemed $7.3 million of its 9.875%, senior subordinated notes. The $1.5 million in redemption cost under face value and the $0.2 million charge for unamortized deferred financing costs were recognized as a net gain on early extinguishment of debt for the year ended December 31, 2007.
     A committed bridge line was terminated with the closing of the senior subordinated notes and a $1.7 million commitment fee was expensed in May 2006. In connection with the new credit facilities, Radio Holdings capitalized approximately $25.1 million of debt issuance costs, which is being amortized to interest expense over the life of the debt.
     Predecessor
     On February 1, 2006, Media redeemed all the Notes for $162.3 million. The $12.3 million in redemption cost over face value, the $1.4 million charge for unamortized deferred financing costs and $0.2 million in associated costs were recognized as a loss on early extinguishment of debt in the period from January 1, 2006 through May 4, 2006.
     At December 31, 2006, including the fixed component of the swap, CMPSC’s effective interest rate on the loan amounts outstanding under the credit agreement was 7.509%.

2005
     The Media, Pfaltzgraff and Real Estate businesses of Predecessor were separately financed. Media debt allocated to continuing operations and to discontinued operations was determined based on each business’s intercompany balances and included a pro rata share of each shared Media borrowing.
     Media’s $150.0 million, 8.5% senior subordinated notes were due in 2009. Interest was payable semi-annually. Media called the 8.5% senior subordinated notes (“Notes”) as of May 15, 2004. On May 17, 2004, a total of $162.75 million was paid to bondholders. The amount paid included the Notes’ $150.0 million principal balance, a $6.375 million call premium and $6.375 million of accrued interest. Continuing operations recognized a $3.0 million loss on debt extinguishment which included a $0.9 million charge for unamortized deferred financing costs. The redemption was funded using Media’s “Facilities” described below.
     Media funded an acquisition on March 9, 2004 utilizing credit facilities from a group of banks (“Facilities”) totaling $600 million that replaced its prior $450 million senior credit facilities (“Old Facilities”). Proceeds from the Facilities were used to repay all of the Old Facilities (approximately $195 million) and to repurchase the 8.5% notes in May 2004. The Facilities, effective March 9, 2004, included a $200 million revolving credit loan commitment, a $150 million term “A” loan, a $250 million term “B” loan and an unused incremental $200 million term “C” loan.
     The Facilities’ Amendment No. 1 and Waiver to Credit Agreement (“Amendment”) became effective December 21, 2005. The Amendment increased the term “C” loan facility from $200 million to $248.75 million, allowed the Facilities to remain in place prior to closing of the CMP merger transaction and allowed the proceeds from borrowings under term “C” loan to repay term “B” loan borrowings without penalty. Deferred financing costs incurred for this amendment were approximately $0.5 million.
     The Facilities’ revolving credit loan and term “A” loan borrowings bore interest based on either a base rate plus an applicable margin (0.0% — 1.0%) or on LIBOR plus an applicable margin (1.00% — 2.25%) based on leverage. Term “B” loan borrowings bore interest based on either a base rate plus an applicable margin (0.50% — 0.75%) or LIBOR plus an applicable margin (1.75% — 2.00%) based on leverage. Interest on all loans was payable quarterly or on the maturity of a LIBOR-based borrowing. The effective interest rate on the term “A” loan was 5.62% as of December 31, 2005. The effective interest rate on term “C” loan (LIBOR plus 1.5%) was 5.87% as of December 31, 2005.
     Media’s revolving credit loan did not amortize and was scheduled to mature in March 2011. The term “A” loan was scheduled to begin amortizing in June 2006 and to mature in March 2011. The term “C” loan began amortizing in 2005 and was scheduled to mature in March 2012. As of December 31, 2005, $200.0 million was available for borrowing under the revolving credit loan.
     The Facilities’ covenants required Media to maintain ratios such as interest coverage, leverage, and fixed charges coverage at prescribed levels. Media had agreed to restrict its payment of dividends and management fees, investment transactions with affiliates, ownership changes, the sale of assets and the issuance of additional debt. The Facilities were guaranteed by Media’s subsidiaries and were collateralized by Media’s assets (except for real estate and vehicles), a pledge of Media’s equity in all subsidiaries and a pledge of the Predecessor’s stock of Media.
     On April 23, 2003, Media issued $150.0 million of 7.375% senior subordinated notes (“Notes”) at par. The Notes were due in 2013. Interest was payable semi-annually. In June 2003, Media exchanged the notes for senior subordinated exchange notes, with the same terms and maturity, which were registered with the Securities and Exchange Commission. The fair value of the notes was $160.5 million as of December 31, 2005.
     Unamortized deferred financing expense for continuing operations was $4.1 million at December 31, 2005.
6. Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with SFAS No. 133. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through accumulated other comprehensive income, a component of stockholders’ equity. Derivative financial instruments are used solely to limit interest rate exposure and are not used for trading purposes.
     The Company entered into the 2006 interest rate swap to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction had an effective date of November 9, 2006 and locked in the future interest expense at 5.2075% for the first $225.0 million of bank borrowings through November 9, 2007. The transaction was accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133.
     The fair value of the 2006 Swap was determined periodically by obtaining quotations from the financial institution that were the counterparty to the swap arrangement. The fair value represented an estimate of the net amount that the Company would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the 2006 Swap were reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity.
     As previously mentioned, the 2006 Swap matured on November 9, 2007 and was not renewed. At December 31, 2007 and 2006 the fair value of the derivative was $0.0 million and $0.2 million, respectively.
     As of December 31, 2005, the Predecessor was party to swaps with notional values totaling $50 million, expiring in 2007. The Predecessor was also party to a 2.5% interest floor with a $50 million notional value. The Predecessor did not elect hedge accounting for these instruments. As of December 31, 2005, the fair values of these instruments were recognized as a $0.6 million asset. Interest expense increased (decreased) for the years ended December 31, 2005, and 2004 by $(1.0) million, and $0.1 million, respectively, due to the changes in fair value of these instruments. On February 1, 2006, the Predecessor settled its interest swap and floor at a gain of $0.6 million.
7. Income Taxes
     Total income tax expense (benefit) was allocated as follows (in thousands):

	Radio Holdings		Predecessor
		May 5, 2006	January 1, 2006
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	May 4,	December 31,
	2007	2006	2006	2005
Income tax expense (benefit) from continuing operations	(3,466)	(8,276)	(16,640)	4,541
Income tax expense (benefit) from discontinued operations	—	—	195,647	(9,765)

Total income tax expense (benefit)	$(3,466)	$(8,276)	$179,007	$(5,224)

     Income taxes for continuing operations are summarized as follows (in thousands):

	Radio Holdings		Predecessor
	Year ended	May 5, 2006	January 1, 2006	Year Ended
	December 31,	to	to	December 31,
	2007	December 31, 2006	May 4, 2006	2005
Current:
Federal	$(500)	$558	$4,839	$555
State	1,211	2,283	854	169

Total current	711	2,841	5,693	724

Deferred:
Federal	(3,549)	(9,547)	(18,983)	(309)
State	(628)	(1,570)	(3,350)	4,126

Total deferred	(4,177)	(11,117)	(22,333)	3,817

Income tax expense (benefit)	$(3,466)	$(8,276)	$(16,640)	$4,541

     Prior to the acquisition on May 5, 2006, all members of the Predecessor’s consolidated federal income tax returns were party to a tax sharing agreement. The tax sharing agreement required each member’s federal income taxes to be computed initially on a separate return basis. Consolidated return member losses utilized in the consolidated return could reduce other members’ tax payments. A member’s income taxes receivable or payable were required to be settled on exit from the federal consolidated return group. Income taxes on continuing operations and discontinued operations have been calculated separately for the Predecessor.
     In 2005, the Predecessor Board removed restrictions on the Predecessor’s previously-issued Class “A” common stock. The lapse of these restrictions created a $45.6 million compensation deduction for tax purposes of which $28.0 million affected income taxes for continuing operations.
     Reconciliations of the difference between income taxes at the U.S. statutory rate and the effective book income tax rate for continuing operations follow (in thousands):

	Radio Holdings		Predecessor
	Year ended	May 5, 2006	January 1, 2006	Year Ended
	December 31,	to	to	December 31,
	2007	December 31, 2006	May 4, 2006	2005
U.S. statutory rate	$(66,065)	$(9,423)	$(14,916)	$10,533
Permanent differences		727	—	—
State income taxes, net of Federal income tax effect	(8,412)	420	(1,622)	2,799
FAS 142 Impairment charge	52,941	—
Increase in valuation charge	17,332	—
Compensation deduction		—	—	(9,840)
Other	738	—	(102)	1,049

Income tax expense (benefit)	$(3,466)	$(8,276)	$(16,640)	$4,541

     At December 31, 2007 and 2006, deferred tax assets and liabilities for continuing operations resulted from the following temporary differences (in thousands):

	Radio Holdings
	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	$404	$581
Accrued expenses	514	346

Current deferred tax assets	918	927
Less: valuation allowance	(918)	—

Net current deferred tax assets	—	927

Non-current deferred tax assets:
Intangibles & others	12,167	2,389
Non-cash contract termination cost	1,960	2,273
Long-term investment write-down	4,262	2,143
Net operating loss and other carryforwards	21,632	16,621

Noncurrent deferred tax assets	40,021	23,426
Less: valuation allowance	(33,035)	(16,621)

Net noncurrent deferred tax assets	6,986	6,805

Noncurrent deferred tax liabilities:
Tangible assets, primarily property & equipment	4,313	5,765
Intangible assets	246,700	247,543
Other liabilities	2,673	4,123

Noncurrent deferred tax liabilities	253,686	257,431

Net Noncurrent deferred tax liabilities	$246,700	$250,626

Net deferred tax liabilities	$246,700	$249,699

     During 2007, a reclassification was made to increase goodwill and deferred income taxes by approximately $1.2 million relating to the original purchase accounting allocations.
     Deferred tax assets and liabilities are computed by applying the Federal income and estimated state tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible.
     During the year ended December 31, 2007, the Company recorded deferred tax expense of $6.0 million resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $9.1 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill.
     As of December 31, 2007 and 2006, Radio Holdings had approximately $10.0 million and $0.0 million, respectively, of federal net operating loss carryforwards and approximately $199.0 million and $190.0 million, respectively, of state net operating loss carryforwards.
     The company adopted the provisions of FIN 48 on January 1, 2007. The Company classifies interest and penalties relating to uncertain tax positions in income taxes. The Company files numerous income tax returns at the United States federal level and with various state jurisdictions. Radio Holdings is indemnified by Predecessor’s selling stockholders against realized tax uncertainties for periods prior to acquisition (May 5, 2006); the Company’s open tax periods are those after May 6, 2006. Consequently, it has not recorded a reserve for tax uncertainties for the period prior to acquisition. At December 31, 2007, the Company had no known material tax positions and, therefore, did not establish a reserve for tax uncertainties.
8. Acquisitions and Dispositions
2007
     On December 5, 2007, the Company consummated an asset exchange agreement with Entercom Cincinnati License, LLC (“Entercom”) to exchange one radio station for another radio station. The Company accounted for this transaction as a like-kind exchange in accordance with SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of AFS Opinion No. 29. There was neither a gain nor a loss recognized in connection with this transaction.

2006
Acquisition of Predecessor
     On May 5, 2006, a subsidiary of Radio Holdings acquired the stock of the Predecessor with only radio assets remaining, for approximately $1.2 billion. Subsequent to the acquisition, Radio Holdings allocated the purchase price to the tangible and intangible assets of the Predecessor, according to fair value appraisals performed after the closing. The difference between purchase price and the appraised values assigned to tangible and intangibles assets was recorded as goodwill. This purchase accounting allocation of the acquisition price established the new basis of accounting. Included in intangible assets are FCC licenses and goodwill, neither of which is amortized. Other intangibles consist primarily of pre-sold advertising contracts which were substantially fully amortized by December 31, 2006.
     The purchase price and the purchase price allocation for the acquisition are summarized below (in thousands):

Purchase price	$1,207,991
Acquisition costs	12,052

Total purchase price consideration	$1,220,043
Allocated to:
Current assets	(47,776)
Property, plant & equipment, net	(44,081)
Broadcast licenses, non-amortizable	(795,572)
Other intangible assets, amortizable	(37,611)
Investments & other assets (including assets held for sale of $13,500)	(17,640)
Current liabilities and long-term liabilities	6,293
Income tax holdback	5,692
Deferred income taxes	260,815

Allocation of excess purchase price over the assets acquired	$550,163

     The table below reflects unaudited pro forma results of Radio Holdings for the years ended December 31, 2006 and 2005 as if the acquisition and related financing had taken place on January 1. The pro-forma results are not necessarily indicative of the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, the pro-forma results are not intended to be a projection of future results. Radio Holdings results of operations for 2006 include 4 months of the acquired operations of the Predecessor.

	(In thousands)
	2006	2005
Net revenues	$223,109	$233,089
Loss before cumulative effect of change in accounting principle	(65,205)	(49,359)
Net loss	$(65,205)	$(49,359)
     The net loss for 2006 and 2005 includes non-recurring amortization of approximately $16.0 million net of taxes.
     As indicated above, Radio Holdings acquired the stock of the Predecessor on May 5, 2006. Proceeds for the May 5, 2006 acquisition were derived from bank financing, high yield unsecured notes, and $250 million in sponsor equity. In addition, Radio Holdings obtained $64 million of cash as equity from the asset-based financing, by a third party, of CMP KC, LLC’s radio assets which were three radio stations contributed by Cumulus as part of their equity contribution to CMP. Management consulted the guidelines issued by the SEC staff under Staff Accounting Bulletin 73 and determined the cash from CMP KC, LLC constituted equity in Radio Holdings.
     In addition, Radio Holdings recognized approximately $1.5 million in exit activity costs for employee severance, and contract termination costs. In accordance with the guidance set forth in Emerging Issue Task Force 95-3 Recognition of Liabilities in Connection with a purchase business combination Radio Holdings capitalized these costs on the consolidated balance sheet and at December 31, 2006 had paid out approximately $1.0 million. The remainder of accrued costs were paid out in fiscal 2007.
     In conjunction with the acquisition, management made the decision to sell the programming assets of a station consisting of: (i) intellectual property rights and goodwill, (ii) rights to music library and (iii) rights to certain other assets for $5.0 million. The transaction was completed on September 20, 2006 and recorded as a reduction of goodwill. Radio Holdings also has recorded in purchase accounting an asset held for sale for $8.5 million, relating primarily to a note receivable from another radio company.

     Concurrently with the consummation of the acquisition, the parent company of Radio Holdings entered into a management agreement with Cumulus pursuant to which Cumulus’ management manages the operations of CMP’s subsidiaries. The agreement provides for CMP’s subsidiaries to, on a quarterly basis, pay a management fee that is 4% of CMP’s annual EBITDA or $4.0 million, whichever is greater. For the years ended December 31, 2007 and 2006, Radio Holdings recognized approximately $4 million and $2.6 million in management fee expense, respectively. CMP’s subsidiaries also have an agreement with the equity investors, excluding Cumulus, under which the total of the greater of $1.0 million or 1% of EBITDA is paid to cover ongoing investor expenses. This payment is made quarterly.
9. Goodwill and Intangible Assets
     Intangible assets of continuing operations are comprised of the following at December 31, (in thousands):

	Radio Holdings
	year ended
	December 31,
	2007	2006
Indefinite-lived, at carrying value:
Federal Communications Commission licenses	$745,265	$795,573
Goodwill	412,795	550,163

Subtotal	1,158,060	1,345,736

Definite-lived favorable transmitter leases	2,413	2,413
Other, primarily pre-sold advertising and talent agreements	35,198	35,198

	37,611	37,611
Less accumulated amortization	(31,741)	(27,097)

Subtotal	5,870	10,514

	$1,163,930	$1,356,250

     Favorable leases and pre-sold advertising contracts are amortized using the straight-line method over their respective terms. Total amortization for continuing operations for year ended December 31, 2007, the periods from May 5, 2006 through December 31, 2006, from January 1, 2006 through May 4, 2006, and the year ended December 31, 2005, was approximately $4.6 million, $27.1 million, $0.2 million, and $0.2 million, respectively.
     Amortization expense relative to intangible assets, for the periods shown, is estimated to be as follows (in thousands):

Years ended December 31,
2008	$1,232
2009	693
2010	530
2011	465
2012	461
Thereafter	2,489

$5,870

     In connection with the acquisition of the Predecessor discussed in Note 8, Radio Holdings allocated portions of the purchase price to identifiable intangible assets consisting of (1) broadcast licenses, (2) pre-sold commercial advertising contracts, (3) on-air talent agreements, (4) favorable transmitter site leasehold interests and (5) others. Radio Holdings also recorded a deferred tax liability of $260.8 million for the difference between the fair value of book basis for the assets acquired and their tax basis. In addition to the identifiable intangibles, goodwill has been recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired, including identified intangibles.

     Radio Holdings accounts for goodwill and intangible assets in accordance with SFAS No. 142, which: (i) prohibits the amortization of goodwill and indefinite-lived intangible assets, (ii) requires that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.
Goodwill
     SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, SFAS No. 142 requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit with its carrying amount. If the fair value of any reporting unit is less than the carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit.
     The fair value of reporting units was determined primarily by using a discounted cash flows approach. The fair values derived are based on assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for the Company’s stations in each market, overall discount rates based on the Company’s weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of goodwill are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
     For the year ended December 31, 2007 the Company determined that the carrying value of certain reporting units exceeded their fair values. Accordingly, the Company recorded an impairment charge of $137.7 million as reflected in the Consolidated Statements of Operations, to reduce the carrying value of goodwill.
     Several factors and variables contributed to the decrease in the fair value of certain of its reporting units, including overall compression in acquisition multiples associated with comparable radio station sales in the industry.
Broadcast Licenses
     SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of each year. Accordingly, we determine the appropriate reporting unit and then compare the carrying amount of each reporting unit’s broadcast licenses with their fair value.
     The fair value of broadcast licenses was determined primarily by using a discounted cash flows approach. The fair values derived are based on assumptions that contain a variety of variables. These variables are based on available industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of broadcast licenses are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated value.
     For the year ended December 31, 2007, the Company determined that the carrying value of broadcast licenses in certain of its reporting units exceeded their fair value. Accordingly, the Company recorded an impairment charge of $50.3 million, as reflected in the consolidated statements of operations, to reduce the carrying value of broadcast licenses.
     Several factors and variables contributed to the decrease in the fair value of certain of our broadcast licenses, including an overall compression in acquisition multiples associated with comparable broadcast license sales in the industry.
10. Other Current Liabilities
     Other current liabilities classified as continuing operations are comprised of the following (in thousands):

	2007	2006
Accrued employee-related costs	$1,242	$1,915
Deferred revenue	104	114
Accrued real estate costs	360	513
Accrued external commissions	2,034	1,378
Trade expense	246	1,145
Accrued Advertising Fee	1,069	784
Accrued Professional Fees	588	609
Other accrued expenses	3,694	4,886

	$9,337	$11,344

11. Predecessor Employee Benefits
     Prior to the acquisition, the Predecessor had two noncontributory qualified defined benefit pension plans as described below, whereby the Plan’s liabilities were distributed to other entities (Trusts) owned by Predecessor’s former shareholders prior to May 4, 2006.
     Certain full-time employees of the Predecessor were covered by two noncontributory qualified defined benefit pension plans. Benefits under the Plans were based on employees’ years of service and earnings over part or all of their careers through April 30, 1999, when benefit accruals ceased. The ESOP was created as of May 1, 1999. Only the Salaried Plan (“Plan”) covered employees in continuing operations. The Hourly Plan covered only Pfaltzgraff employees and was classified with discontinued operations.
     A plan curtailment occurred due to a decrease in plan participants resulting from the July 11, 2005 sale of Pfaltzgraff (Note 3). Prior to the curtailment, the discount rate and assumed long-term rate of return on assets were 5.74% and 8.75% respectively. After the curtailment, the discount rate and assumed rate of return on assets was 5.28% and 4.00%, respectively. The Predecessor Board voted on September 22, 2005 to terminate the Plan effective December 31, 2005.
     As of December 31, 2005, the Plan’s accumulated benefit obligation exceeded Plan assets. Accordingly, an additional minimum pension liability of approximately $15.0 million and an intangible asset of $0.4 million were recognized. An additional minimum pension liability charge (other comprehensive loss) of $14.6 million, net of a $5.6 million tax benefit, was recognized for the year ended December 31, 2005.
     Net periodic pension cost for the year ended December 31, 2005 was as follows (in thousands):

2005
Net Periodic Pension Cost
Service cost	$201
Interest cost	2,054
Expected return on assets	(2,442)
Amortization of prior service cost	39

2005
Amortization of loss	534

Net Periodic Pension Cost	386
Curtailment Charge	109

Total	$495

Other Comprehensive Loss	—
Change in intangible asset	$(383)
Additional minimum pension liability	14,992

Total	$14,609

     Changes in the Plan’s projected benefit obligation and fair value of assets for the year ended December 31, 2005 was as follows (in thousands):

2005
Reconciliation of Changes in Benefit Obligation
Projected benefit obligation, beginning of year	$36,226
Service cost	—
Interest cost	2,054
Actuarial losses	3,701
Benefits paid	(1,771)

Projected benefit obligation, end of year	$40,210

Reconciliation of Changes in Fair Value of Assets
Fair value of assets, beginning of year	$38,701
Actual Return on Plan Assets	500
Contributions by the Employer	—
Benefits Paid	(1,771)

Fair Value of Assets, end of year	$37,430

     The Plan’s liabilities were distributed to other entities (Trusts) owned by the Predecessor’s former shareholders prior to May 4, 2006.

     The Predecessor also sponsored a defined contribution (401k) plan, which covered all full-time employees. The Predecessor matched 75% of the first 2% of a participant’s eligible compensation. The Predecessor’s continuing operations contributed approximately $0.8 million to this plan for year ended December 31, 2005.

12. Predecessor’s Employee Stock Ownership Plan and Class “A” Nonvoting Common Stock
     The Predecessor had an Employee Stock Ownership Plan (“ESOP”) as described below, which was disbanded and all outstanding shares were purchased in the CMP merger transaction on May 5, 2006.
     In 2004, substantially all full-time employees participated in the Susquehanna Pfaltzgraff Co. ESOP. Effective January 1, 2005, only Media and Corporate employees participated in the ESOP.
     The predecessor accounted for the ESOP in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6 Employer’s Accounting for Employee Stock Ownership Plans (SOP 93-6”). ESOP shares were released annually to participant accounts at their fair value for dividends and for current compensation. Shares released for dividends on allocated shares were recorded as dividends. Shares released for compensation were distributed based on participants’ eligible compensation and their businesses’ operating results. Shares released for compensation were charged to expense in the statement of operations.
     The ESOP borrowed $175.3 million at 6% from the Predecessor in 1999 and $14.6 million at 6 1/2% from the Predecessor in 2001. Both notes were due in 2018 and were payable in equal installments of principal and interest annually on December 30.
     Remaining unallocated ESOP shares were scheduled for release in fourteen annual installments of 353,432 shares through 2018. Allocated shares were subject to required repurchase by the Predecessor at their fair market value. There were 1,968,413 allocated shares in the ESOP trust as of December 31, 2005. Total compensation expense recognized for both continuing operations and discontinued operations for 2005 was $14.0 million. The total value of allocated shares subject to mandatory repurchase by the Predecessor as of December 31, 2005 was $85.0 million. General and administrative expenses for continuing operations includes ESOP expense of $10.0 million for the year ended December 31, 2005.
     Terminated participants could require the Predecessor to repurchase ESOP shares at fair value. During 2005, the Predecessor repurchased and retired 140,611 ESOP shares at a cost of $6.5 million. Regular common dividends declared for the year ended December 31, 2005 were $0.04 per share. ESOP common shares received an additional $1.04 special dividend per share in 2005. ESOP shares were entitled to annual special dividends through 2008.
13. Lease Commitments
     Total operating lease expense for continuing operations was $5.7 million, $3.8 million, $1.8 million, and $5.3 million for 2007, the period from May 5, 2006 through December 31, 2006, the period from January 1, 2006 through May 4, 2006, and the year ended December 31, 2005 respectively. Annual aggregate minimum rental commitments under non-cancelable operating leases as are as follows (in thousands):

Year Ending December 31,
2008	$5,596
2009	5,232
2010	4,964
2011	3,711
2012	2,859
Thereafter	10,319

$32,681

14. Commitments and Contingencies
     Radio Holdings is a defendant from time to time in various lawsuits, which are generally incidental to its business. Radio Holdings is vigorously contesting all matters and believes that their ultimate resolution will not have a material adverse effect on its condensed consolidated financial position, results of operations or cash flow. Radio

Holdings is not a party to any lawsuit or proceeding, which, in our opinion, is likely to have a material adverse effect on the Company’s consolidated financial statements.
     Radio Holdings is a limited partner in San Francisco Baseball Associates L.P. On June 7, 2004, the Predecessor renewed its broadcast rights to broadcast San Francisco Giants games for the 2005 through 2009 baseball seasons. Required rights fees range from $7.6 million in 2005 to $8.7 million in 2009. The Company concurrently invested an additional $1.5 million in the partnership that owns the Giants. The Company expensed rights payments of $8.0 million, $8.0 million and $7.6 million during the baseball seasons of 2007, 2006, and 2005, respectively.
     Radio Holdings has the broadcast rights for the Kansas City Chiefs NFL franchise through the 2009 football season. The contract requires minimum rights payments of $2.8 million, $2.9 million, and $3.0 million for the 2007, 2008 and 2009 football seasons, respectively.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. Radio Holdings has a five-year agreement with Arbitron under which we receive programming ratings materials in a majority of our markets. Radio Holdings remaining obligation under the agreement with Arbitron totals approximately $8.4 million as of December 31, 2007 and will be paid in accordance with the agreement through 2012.
     The contract with Katz contains termination provisions which, if exercised by Radio Holdings during the term of the contract, would obligate Radio Holdings to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     The liability pertaining to the summary judgment ordered by the United States District Court for the Northern District of Georgia awarding BCI $10.0 million was not assumed by Radio Holdings, see discussion below for further details.
     Radio moved WHMA-FM from Anniston, Alabama in 2001 to serve the Atlanta, Georgia metropolitan area based upon a FCC Report and Order. The original purchase agreement provided that if a Final Order was received by May 2003, Media would pay the sellers an additional $10.0 million. A Final Order was not issued by that date. On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Radio for $10.0 million alleging breach of contract and unjust enrichment in connection with the acquisition of Radio Station WHMA-FM. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Radio. The summary judgment granted BCI $10.0 million plus interest at 9% per annum from January 22, 2001 and recovery of attorney’s costs. Indefinite-lived intangible assets (FCC licenses) for continuing operations were increased by $10.0 million as of December 31, 2004. On February 22, 2005, Predecessor appealed the judgment. Oral arguments were heard on March 14, 2006 and the grant of summary judgment was affirmed by the appellate court on August 1, 2006. Under the SPC Merger Agreement, we placed into an escrow account at the closing of the Acquisition an amount estimated to be sufficient to cover anticipated losses relating to this litigation matter. On or around August 15, 2006, a satisfaction of judgment, costs, attorneys’ fees and expenses were paid in full out of the escrow agreement with the remaining amount in escrow distributed to the SPC selling stockholders, and satisfaction of judgment was filed with the United States District Court in the Atlanta Division of the Northern District of Georgia on August 16, 2006. Continuing operations for the period from January 1, 2006 through May 4, 2006, and the year ended December 31, 2005 includes $1.2 million and $0.9 million of interest expense, respectively, related to this judgment.
15. Segment Information for Continuing Operations
     After the acquisition Radio Holdings’ new management has identified one segment, which is consistent with the new management of the business and its internal reporting structure.
     Prior to the acquisition, the Predecessor continuing operations were comprised of two segments, Radio and Other. Radio includes all radio broadcasting operations and corporate general and administrative costs allocated to Radio based on management’s best estimates of percentage of effort expended on radio-related tasks or incremental costs incurred, whichever is deemed most appropriate in the circumstances. Other represents corporate general and administrative activities classified as continuing operations. The business segments were consistent with the Predecessor’s management of its businesses and its internal financial reporting structure. Consolidated revenues are Radio revenues.

Schedule II
CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)

(Dollars in thousands, except for share data)

	Balance at	Provision for		Balance
	Beginning	Doutbtful		at End of
Fiscal Year	of Year	Accounts	Write-offs	Year
2007 (Radio Holdings)
Allowance for Doubtful Accounts	$1,520	351	(821)	$1,050
2006 (Radio Holdings)
Allowance for Doubtful Accounts	$578	1,497	(555)	$1,520
May 4, 2006 (Predecessor)
Allowance for Doubtful Accounts	$878	207	(507)	$578