Form 10-Q
period 2008-03-31
CMP Susquehanna Radio Holdings Corp.
filed 2008-05-12
CIK 1387195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from                 to
Commission file number 333-143558
CMP SUSQUEHANNA RADIO HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4530834
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3280 Peachtree Road N.W., Suite 2300, Atlanta GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$880	$1,895
Accounts receivable, less allowance for doubtful accounts of $1,051 and $1,050 in 2008 and 2007, respectively	38,030	47,270
Prepaid expenses and other current assets	5,420	2,174

Total current assets	44,330	51,339

Property, plant and equipment, net	35,114	36,503
Intangible assets, net (including goodwill of $412,795 in both 2008 and 2007)	1,163,598	1,163,930
Deferred financing costs, net (including accumulated amortization of $6,664 in 2008 and $5,836 in 2007)	17,529	18,929
Long Term Investments	6,991	6,991

Total assets	$1,267,562	$1,277,692

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$527	$483
Current portion of long-term debt	21,885	25,160
Accrued interest	9,355	4,574
Accrued state income taxes	467	1,211
Other current liabilities	8,650	9,338

Total Current Liabilities	40,884	40,766

Long-term debt	872,364	884,999
Other liabilities	8,935	9,196
Deferred income taxes	247,138	246,700

Total liabilities	1,169,321	1,181,661

Stockholder’s equity
Common stock — Voting $.01 par value, authorized 1,000 shares and issued 100 shares	—	—
Additional paid-in capital	299,928	299,928
Accumulated deficit	(201,687)	(203,897)

Total stockholder’s equity	98,241	96,031

Total liabilities and stockholders’ equity	$1,267,562	$1,277,692

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Broadcast revenues, net	$44,936	$46,126

Operating expenses:
Station operating expenses, excluding depreciation and amortization (including provision for doubtful accounts of $348 and $715 in 2008 and 2007, respectively)	25,994	26,553
Corporate general and administrative expenses	1,676	1,683
Depreciation and amortization	1,759	2,794

Total operating expenses	29,429	31,030

Operating income	15,507	15,096
Non-operating income (expense):
Gain on extinguishment of debt	3,683	—
Interest expense, net	(16,410)	(19,508)
Other expense	(20)	(9)

Total non-operating expenses, net	(12,747)	(19,517)
Income (loss) before income taxes	2,760	(4,421)
Provision (benefit) for income taxes	550	(2,093)

Net Income (Loss)	$2,210	$(2,328)

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,210	$(2,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,759	2,794
Amortization of debt issuance costs	828	1,225
Provision for doubtful accounts	348	715
Gain on extingishment of debt	(3,683)	—
Deferred income taxes	438	(2,735)
Gain on sale of fixed assets or stations	(18)	—
Changes in assets and liabilities:
Decrease in accounts receivable	8,892	7,570
Increase (decrease) in accounts payable and accrued expenses	5,454	(1,380)
Decrease in prepaid expenses and other current assets	3,246	(3,042)
Increase (decrease) in other liabilities	(261)	530
Increase (decrease) in other current liabilities	(2,061)	3,684

Net cash provided by operating activities	10,660	7,033

Cash flows from investing activities:
Capital expenditures	(419)	(180)
Proceeds from sale of assets or radio stations	398	—

Net cash used in investing activities	(21)	(180)

Cash flows from financing activities:
Increase in revolving credit borrowings	$8,000	$—
Repurchase of senior subordinated notes	(13,904)	—
Repayment of long-term debt	(5,750)	(11,750)

Net cash used in financing activities	(11,654)	(11,750)

Decrease in cash and cash equivalents	(1,015)	(4,897)

Cash and cash equivalents, beginning of period	1,895	7,898

Cash and cash equivalents, end of the period	$880	$3,001

Supplemental disclosures of cash flow information
Trade Revenue	$558	$653
Trade Expense	$493	$483
Interest paid	$10,828	$12,846
Taxes paid	$—	$—
See accompanying notes to condensed consolidated financial statements.

CMP Susquehanna Radio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP Susquehanna Radio Holdings Corp. and subsidiaries (the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2008.
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
     The Company is a second-tier subsidiary of Cumulus Media Partners, LLC (“CMP”) and the 100% owner of CMP Susquehanna Corp. (“CMPSC”), which is the principal operating subsidiary of CMP.
Change in Entity
     Effective March 1, 2007, KCHZ—FM, which was an asset of a non-guarantor indirect subsidiary of the Company, was transferred to another wholly owned second-tier subsidiary of CMP that is neither directly nor indirectly owned by the Company, and the entity that previously held KCHZ was dissolved. The Company accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ is no longer included in any financial statements of the Company. This change in entity occurred as a result of final FCC approval of the transfer of the KCHZ broadcast license.
     KCHZ—FM contributed net income of $0.1 million from January 1, 2007 to February 28, 2007.
Recent Accounting Pronouncement
     FAS 161. In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
     SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements.
2. Long-term Debt
     The Company’s long-term debt consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
9.875% Senior subordinated notes	$224,499	$242,659
Term loan	662,750	664,500
Revolving credit facility	7,000	3,000

Total	$894,249	$910,159

Less amounts payable within one year	21,885	25,160

	$872,364	$884,999

     The issuer of the notes and the borrower under the credit facility is CMPSC. The Company is a guarantor of the notes and under the credit facility. The revolving loan interest rate is variable based on the levels of leverage, and ranges from 1.75% to 2.25% above LIBOR or from 0.75% to 1.25% above the alternate base rate (as defined in the credit agreement governing the credit facility). The term loan interest rate is 2.0% above LIBOR or 1.0% above the alternate base rate. At March 31, 2008, CMPSC’s effective interest rate on the loan amounts outstanding under the credit facility was 6.323%.
     CMPSC’s obligations under the credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect subsidiaries. In addition, CMPSC’s obligations under the credit facility are guaranteed by its subsidiaries.
     The term loan has a repayment schedule which requires quarterly principal payments of 0.25% of the original loan which began on September 30, 2006. The term loan also requires payments based on the excess cash flow as defined in the agreement. The unpaid balance of the term loan is due in May 2013 and the revolving loan is due in May 2012.
     The unsecured senior subordinated notes have a rate of 9.875% and mature in May 2014. Under the credit agreement and the indenture governing the notes, there are a number of standard financial covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets and make capital expenditures. At March 31, 2008, the Company was in compliance with all covenants for both the senior subordinated notes and the credit facilities.
3. Contingencies
     The Company is a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company is not a party to any lawsuit or proceeding, which, in management’s opinion, is likely to have a material adverse effect on the Company’s consolidated financial statements.
     The Company’s national advertising sales agency contract with Katz Media Group, Inc. (“Katz”) contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has an agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $7.4 million as of March 31, 2008 and will be paid in accordance with the agreement through December 2010.

4. Related Party
     CMP Susquehanna Holdings Corp. (“Holdings”), the parent company of the Company, entered into a management agreement with Cumulus Media Inc. (“Cumulus”) to manage the operations of CMP’s subsidiaries. The agreement provides for Holdings to pay a management fee that is expected to be approximately 4% of Holdings’ and its subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. In addition, Holdings also pays an investor fee of $1.0 million or 1% of EBITDA, whichever is greater, to cover ongoing investor expenses.
5. Dispositions
     The Company completed the sale of radio station WZZB (AM) in Seymore, Indiana for $0.3 million during the three months ended March 31, 2008. The Company recorded an immaterial gain on this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. For purposes of this discussion and analysis, the terms “we,” “our” and “us” refer to CMP Susquehanna Radio Holdings Corp. and its consolidated subsidiaries (“Radio Holdings”). This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
     We are currently the largest privately owned radio broadcasting company in the United States and the 11th largest radio broadcasting company overall in the United States based on 2007 revenues. We own and operate 32 radio stations (23 FM stations and 9 AM stations) in 9 metropolitan markets in the United States. We believe our properties represent a unique collection of radio assets with diversified geographic presence and programming formats. Our stations serve four of the ten largest radio markets in the United States by revenue (San Francisco, Dallas, Atlanta, and Houston) in addition to the Cincinnati, Kansas City, Indianapolis, Louisville, and York, Pennsylvania markets. We believe our station portfolio includes a number of the highest revenue-grossing and most listened-to stations in our markets.
     Effective March 1, 2007, KCHZ — FM, which was an asset of a non-guarantor indirect subsidiary, was transferred to another wholly owned second-tier subsidiary of CMP that we neither directly nor indirectly own and the entity that previously held KCHZ was dissolved. We accounted for this transaction as a change in entity and have retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ is no longer included in any financial statements or this discussion and analysis.
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
     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the three months ended March 31, 2008 and March 31, 2007, 78.4% and 77.6% of our revenues were from local advertising, respectively. We have engaged Katz Media Group, Inc., an outside national advertising firm, to represent us as our national advertising sales agent.
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
Results of Operations
     The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands).

	For the Three		Increase/
	Months Ended		(Decrease)
	March 31,		2008 vs	Percent
	2008	2007	2007	Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$44,936	$46,126	$(1,190)	-2.6%
Station operating expenses excluding depreciation, amortization	25,994	26,553	(559)	-2.1%
Corporate general and administrative	1,676	1,683	(7)	-0.4%
Depreciation and amortization	1,759	2,794	(1,035)	-37.0%

Operating income	$15,507	$15,096	$411	2.7%

Gain on extinguishment of debt	3,683	—	3,683	N/A
Interest expense, net	(16,410)	(19,508)	(3,098)	-15.9%
Other income (expense), net	(20)	(9)	11	122.2%
Income tax provision (benefit)	550	(2,093)	(2,643)	126.3%

Net income (loss)	$2,210	$(2,328)	$4,538	194.9%

OTHER DATA:
Station operating income (1)	$18,942	$19,573	$(631)	-3.2%
Station operating income margin (2)	42.2%	42.4%

Cash flows related to:
Operating activities	10,660	7,033
Investing activities	(21)	(180)
Financing activities	(11,654)	(11,750)
Capital expenditures	419	180

(1)	Station operating income consists of operating income before corporate general and administrative expenses and depreciation and amortization. Station operating income is not a measure of performance calculated in accordance with GAAP. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenue.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.
     Net Revenues. Net revenues decreased $1.2 million, or 2.6%, to $44.9 million for the three months ended March 31, 2008, from $46.1 million for the three months ended March 31, 2007, primarily due to reduced national advertising revenues coupled with a format change in the Atlanta market.
     Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization decreased $0.6 million, or 2.1%, to $26.0 million for the three months ended March 31, 2008 from $26.6 million for the three months ended March 31, 2007. This decrease was primarily attributable to general decreases in operating expenses across our station platform.
     Corporate General and Administrative Expenses. Corporate general and administrative expenses remained flat year over year at $1.7 million for the three months ended March 31, 2008 and 2007.
     Depreciation and Amortization. Depreciation and amortization decreased $1.0 million, or 37.0%, to $1.8 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007. This decrease was primarily attributable to recorded assets being fully amortized.
     Interest Expense, Net. Interest expense, net decreased $3.1 million or 15.9% to $16.4 million for the three months ended March 31, 2008 compared to $19.5 million for the three months ended March 31, 2007. This decrease was due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current quarter.
     Income Taxes. There was an income tax expense of $0.6 million for the three months ended March 31, 2008 as compared to income tax benefit of $2.1 million for the three months ended March 31, 2007.
     Station Operating Income. As a result of the factors described above, station operating income decreased $0.6 million, or 3.2%, to $18.9 million for the three months ended March 31, 2008 compared to a station operating income of $19.5 million for the three months ended March 31, 2007.
     The term “Station Operating Income” is used in various places in this document. Station operating income consists of operating income before depreciation and amortization and corporate general and administrative expenses. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station operating income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate the stations and the relatively insignificant amount of intangible assets subject to amortization. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio.
     We believe that station operating income is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that station operating income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be useful in order to determine the value of our portfolio of stations. We believe that station operating income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, station operating income is one of the measures that our management uses to evaluate the performance and results of our stations. As a result, in disclosing station operating income, we are providing investors with an analysis of our performance that is consistent with that which is utilized by our management.
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
     The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (unaudited, dollars in thousands):

	Three Months Ended
	March, 31		Increase/	% Percent
	2008	2007	(Decrease)	Change
Operating income	$15,507	$15,096	$411	2.7%
Corporate general and administrative	1,676	1,683	(7)	-0.4%
Depreciation and amortization	1,759	2,794	(1,035)	-37.0%

Station operating income	$18,942	$19,573	$(631)	-3.2%

     Intangible Assets. Intangible assets, net of amortization, were approximately $1,163.6 million and $1,163.9 million as of March 31, 2008 and December 31, 2007, respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as talent contracts. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
Liquidity and Capital Resources
     Historically, our principal needs for liquidity have been to fund the acquisitions of radio stations, expenses associated with station and corporate operations, capital expenditures and interest and debt service payments and repurchases. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as borrowings under our existing senior credit facilities and long-term inter company borrowings.
     For the three months ended March 31, 2008, net cash provided by operating activities increased $3.7 million to $10.7 million, from $7.0 million of net cash provided by operating activities for the three-months ended March 31, 2007. This increase was primarily attributable to the change in accrued expenses and prepaid expense slightly offset by a decrease in other current liabilities.
     For the three months ended March 31, 2008, net cash used by investing activities decreased to $21 thousand used in investing activities in the three months ended March 31, 2008, from $0.2 million used in investing activities for the three-months ended March 31, 2007. This decrease was primarily due to increases in capital expenditures of $0.2 million, offset by proceeds received from the sale of one radio station.
     For the three months ended March 31, 2008, net cash used by financing activities remained basically flat, decreasing $0.1 million to $11.7 million used in financing activities from the three months ended March 31, 2008, from $11.8 million used by financing activities for the three-months ended March 31, 2007.
      Sources of Liquidity
     As of March 31, 2008, we had $894.2 million in aggregate indebtedness, including CMPSC’s outstanding 9.875% senior subordinated notes due 2014, with an additional $89.7 million of borrowing capacity available under CMPSC’s revolving credit facility, subject to satisfaction of certain conditions.
     As of March 31, 2008, there were $662.8 million in borrowings outstanding under CMPSC’s term-loan facility. We have drawn $7.0 million on the revolving credit facility, excluding approximately $3.3 million of letters of credit outstanding, which has the effect of reducing revolving credit availability to $89.7 million. During the three months ended March 31, 2008, we made principal payments on the term loan and the revolving credit facility totaling $5.8 million.
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

     At March 31, 2008 the effective interest rate on the term loan was 6.323%.
     The credit agreement governing the senior secured credit facility contains a number of covenants that limit our flexibility in operating our business as well as covenants that require that we maintain certain specified financial ratios.
     The indenture governing the notes also contains a number of covenants that limit our flexibility in operating our business. Subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
     At March 31, 2008, the Company was in compliance with all covenants for both the senior subordinated notes and the credit facilities.
      Future Needs for Liquidity
     We expect our future needs for liquidity to arise primarily from expenses associated with our station and corporate operations, capital expenditures, payment of the management fee and expenses under the Cumulus management agreement, and interest and debt service payments under CMPSC’s credit facilities and the notes. In addition, we may from time to time engage in portfolio development. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of March 31, 2008, 100% of our long-term debt under the term loan and revolving credit facility bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense would have changed by $1.7 million for the three months ended March 31, 2008.
     In the event of an adverse change in interest rates, management would likely take action to mitigate its exposure to floating interest rate risk. Due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis could not take into account the effects of any change in the level of overall economic activity that could exist in such an environment.
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of March 31, 2008.
     There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
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

CMP SUSQUEHANNA RADIO HOLDINGS CORP.
Date: May 12, 2008	by:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX
31.1	— Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	— Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.