Form 10-Q
period 2008-06-30
CMP Susquehanna Radio Holdings Corp.
filed 2008-08-14
CIK 1387195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For or the transition period from to
Commission file number 333-143558
CMP SUSQUEHANNA RADIO HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-4530834 (I.R.S. Employer Identification No.)

3280 Peachtree Road, NW, Suite 2300, Atlanta, GA (Address of Principal Executive Offices)	30305 (ZIP Code)
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
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,895
Accounts receivable, less allowance for doubtful accounts of $689 in 2008 and $1,050 in 2007	45,925	47,270
Prepaid expenses and other current assets	3,702	2,174

Total current assets	49,627	51,339

Property, plant and equipment, net	35,383	36,503
Intangible assets, net	750,498	751,135
Goodwill	411,010	412,795
Deferred financing costs, net	16,124	18,929
Long-term investments	6,991	6,991
Other assets	935	—

Total assets	$1,270,568	$1,277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$539	$483
Current portion of long-term debt	7,000	25,160
Accrued interest	3,233	4,574
Accrued taxes	446	1,211
Other current liabilities	8,696	9,337

Total Current Liabilities	19,914	40,765

Long-term debt	884,614	884,999
Other liabilities	9,202	9,196
Deferred income taxes	249,088	246,700

Total liabilities	1,162,818	1,181,660

STOCKHOLDERS’ EQUITY:
Common Stock — Voting $.01 par value, authorized 1,000 shares and issued 100 shares	—	—
Additional paid-in capital	299,928	299,928
Accumulated deficit	(192,178)	(203,896)

Total Stockholders’ Equity	107,750	96,032

Total Liabilities and Stockholders’ Equity	$1,270,568	$1,277,692

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Broadcast revenues, net	$56,350	$60,051	$101,286	$106,178

Operating expenses:
Station operating expense excluding depreciation and amortization (including provision for doubtful accounts of $(30), $(254), $318 and $461, respectively)	32,796	33,216	58,791	59,770
Corporate general and administrative expenses	2,178	2,208	3,855	3,751
Depreciation and amortization	1,941	2,582	3,699	5,377

Total operating expenses	36,915	38,006	66,345	68,898

Operating income	19,435	22,045	34,941	37,280

Non-operating income (expense):
Gain on early extinguishment of debt	5,468	—	9,151	—
Interest expense, net	(13,214)	(19,924)	(29,624)	(39,433)
Other income (expense)	176	74	157	(74)

Total non operating expense	(7,570)	(19,850)	(20,316)	(39,507)

Income (loss) before income taxes	11,865	2,195	14,625	(2,227)
Income tax (expense) benefit	(2,356)	2,715	(2,906)	4,809

Net income	$9,509	$4,910	$11,719	$2,582

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$11,719	$2,582
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	3,083	5,069
Amortization of intangible assets	616	308
Amortization of deferred financing costs	1,636	2,135
Adjustment of fair value of derivative instruments	(935)	—
Provision for doubtful accounts	318	461
Gain on extinguishment of debt	(9,151)	—
Deferred income taxes	2,388	(4,809)
Gain on sale of fixed assets	(9)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	1,027	(1,212)
Decrease (increase) in prepaid and other current assets	(1,529)	(3,289)
Decrease (increase) in other assets	—	77
Increase(decrease) in accounts payable and other accrued expenses	(3,804)	(5,511)
Increase (decrease) in other liabilities	1,118	1,028

Net cash provided by (used in) operating activities	6,477	(3,161)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(722)	(576)
Proceeds from the sale of a radio station and fixed assets	574	—
Purchase price adjustments	—	352

Net cash used in investing activities	(148)	(224)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving line of credit	27,000	11,000
Repurchase of senior subordinated notes	(27,724)	—
Repayment of credit facilities	(7,500)	(15,500)

Net cash used in financing activities	(8,224)	(4,500)

Decrease in cash and cash equivalents	(1,895)	(7,885)

Cash and cash equivalents at beginning of period	1,895	7,898

Cash and cash equivalents at end of period	$—	$13

Supplemental disclosures:
Trade revenue	$1,140	$1,360
Trade expense	$1,045	$1,171
Cash paid for taxes	$—	$1,845
Interest paid	$32,055	$37,791
See accompanying notes to condensed consolidated financial statements.

CMP Susquehanna Radio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP Susquehanna Radio Holdings Corp. and subsidiaries (the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2008 and the cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2008.
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
The Company is a second-tier subsidiary of Cumulus Media Partners, LLC (“CMP”) and the 100% owner of CMP Susquehanna Corp. (“CMPSC”), which is the principal operating subsidiary of CMP.
Recent Accounting Pronouncements
SFAS No. 141(R). Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141(R) on January 1, 2009. SFAS 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.
SFAS 157. In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement.
In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. See Note 3, Fair Value Measurements, for further discussion. The adoption of SFAS No. 157 did not have any material effect on the Company’s financial position, results of operations or cash flows.

SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future.
SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact this statement has on its consolidated financial statements.
FSP No. 142-3. In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently assessing the impact this statement has on its consolidated financial statements.
2. Derivative Financial Instruments
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
On June 12, 2008, CMPSC entered into a LIBOR-based interest rate swap arrangement (“June 2008 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The June 2008 Swap became effective as of June 12, 2008 and will expire on June 12, 2011. The June 2008 Swap changes the variable-rate cash flow exposure on $200 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the June 2008 Swap, CMPSC receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The June 2008 Swap is not accounted for as a cash flow hedge instrument in accordance with SFAS No. 133. Accordingly, the changes in its fair value are reflected within the statement of operations. Interest expense for the three-months ended June 30, 2008 includes income of $0.9 million related to the change in fair value of the June 2008 Swap.
The fair value of the June 2008 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a level two measurement). The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheet as of June 30, 2008 contains an other long-term asset in the amount of $0.9 million which includes the fair value of the June 2008 Swap. During the three-month ended June 30, 2008, the Company charged $0.2 million to interest expense related to the yield adjustment payment on the June 2008 Swap.

3. Fair Value Measurements
The Company adopted the provisions of SFAS No. 157 on January 1, 2008 as they relate to certain items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2008 the Company’s financial assets were measured at fair value on a recurring basis as shown in the table below (in thousands):

Value Measurements at Reporting Date Using
Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets

Interest Rate Swap	$935	$—	$935	$—

The fair value of the Company’s derivative is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves.
4. Long-term Debt
     The Company’s long-term debt consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
9.875% Senior subordinated notes	$204,614	$242,659
Term loan	661,000	664,500
Revolver	26,000	3,000

Total	891,614	910,159
Less amounts payable within one year	(7,000)	(25,160)

	$884,614	$884,999

The issuer of the Senior Subordinated Notes (the “Notes”) and the borrower under the credit facility is CMPSC. The Company is a guarantor of the Notes and the credit facility. The revolving loan interest rate is variable based on the levels of leverage, and ranges from 1.75% to 2.25% above LIBOR or from 0.75% to 1.25% above the alternate base rate (as defined in the credit agreement governing the credit facility). The term loan interest rate is 2.0% above LIBOR or 1.0% above the alternate base rate. As of June 30, 2008, prior to the effect of the June 2008 Swap, the effective interest rate was 5.75%.

CMPSC’s obligations under the credit facility are collateralized by substantially all of its assets to the extent a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect subsidiaries. In addition, CMPSC’s obligations under the credit facility are guaranteed by its subsidiaries.
The term loan has a repayment schedule which requires quarterly principal payments of 0.25% of the original loan which began on September 30, 2006. The term loan also requires payments based on the excess cash flow as defined in the agreement. The unpaid balance of the term loan is due in May 2013 and the revolving loan is due in May 2012.
The Notes have a rate of 9.875% and mature in May 2014. Under the credit agreement and the indenture governing the Notes, there are a number of standard financial covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets and make capital expenditures.
During the three and six months ended June 30, 2008, CMP redeemed $19.9 million and $38.0 million of its Notes. Included in the results of operations for the three and six months ended June 30, 2008, the Company recorded a gain on extinguishment of debt of $5.5 million and $9.2 million, respectively, in connection with the redemption of the Notes, net of the write-off of deferred financing costs of $0.6 million and $1.2 million, respectively.
5. Related Party
CMP Susquehanna Holdings Corp. (“Holdings”), the parent of the Company, is a party to a management agreement with Cumulus Media Inc. (“Cumulus”) to manage the operations of CMP’s subsidiaries. The agreement provides for Holdings to pay a management fee that is expected to be approximately 4% of Holdings’ and its subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. In addition, Holdings is a party to an Advisory Services Agreement in which historically, it has paid an investor fee of $1.0 million or 1% of EBITDA, whichever is greater, to cover ongoing investor expenses (see Note 8, related to the advisory services agreement).
6. Dispositions
There were no dispositions completed during the three months ended June 30, 2008. The Company completed the sale of WZZB (AM), a radio station in Seymour, Indiana, for $0.3 million in cash during the first quarter of 2008. The Company recorded an immaterial gain on this transaction.
7. Contingencies
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
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has an agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $6.4 million as of June 30, 2008 and will be paid in accordance with the agreement through December 2010.

8. Subsequent Events
     On July 30, 2008 the registrant received the resignations of Kent Weldon, Soren Oberg, Ian Loring, and John Connaughton from the Company’s board of directors, each effective on such date.
The foregoing resignations were in connection with certain modifications to corporate governance rights related to the Company. As previously disclosed, in October 2005 CMP and its four members entered into an equityholders’ agreement (the “Equityholders’ Agreement”) that, among other things, governs the economic and voting characteristics of the units representing limited liability company membership interests in CMP, and certain rights and obligations regarding CMP’s subsidiaries. The Equityholders’ Agreement originally provided that the boards of directors of each of CMP and its applicable subsidiaries (including the Company) would be comprised of eight members: two directors designated by each member, and each member would agree to vote for the board nominees of the others. Pursuant to an amendment to the Equityholders’ Agreement, which took effect on July 30, 2008, two of the members of CMP have elected to assume non-attributable ownership status for their interests in CMP for regulatory purposes, and therefore have waived their rights to designate board members of the registrant and agreed that their respective board designees will resign. Consequently, Cumulus and an affiliate of The Blackstone Group (“Blackstone”), as the remaining members who have not assumed non-attributable ownership status of CMP, will each have the right to appoint one-half of the directors on the boards of CMP and its applicable subsidiaries (including the Company), and have agreed that any significant action taken by the board of directors of CMP or its direct subsidiary, Holdings, including certain significant actions with respect to the Company, must be approved by a majority of the directors present at the board meeting and by a majority of the directors designated by Blackstone.
In connection with the amendment to the Equityholders’ Agreement described above, the members of CMP also amended the previously disclosed Advisory Services Agreement pursuant to which the equity members of CMP excluding Cumulus provide certain ongoing advisory and consulting services for an aggregate cash annual fee equal to the greater of $1.0 million or 1% of Holdings’ Adjusted EBITDA (as defined in the Advisory Services Agreement). Pursuant to the amendment, those members of CMP who have elected to assume non-attributable ownership status of CMP for regulatory purposes have ceased providing such services effective July 30, 2008 and, as a result, CMP’s annual aggregate payment obligation for such services will be reduced by two-thirds and will be payable solely to Blackstone, as the sole remaining member continuing to provide such services.

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
Overview
We are currently the second largest privately owned radio broadcasting company in the United States and the 11th largest radio broadcasting company overall in the United States based on 2007 revenues. We own and operate 32 radio stations (23 FM stations and 9 AM stations) in 9 metropolitan markets in the United States. We believe our properties represent a unique collection of radio assets with diversified geographic presence and programming formats. Our stations serve four of the ten largest radio markets in the United States by revenue (San Francisco, Dallas, Atlanta, and Houston) in addition to the Cincinnati, Kansas City, Indianapolis, Louisville, and York, Pennsylvania markets. We believe our station portfolio includes a number of the highest revenue-grossing and most listened-to stations in our markets.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2008 and 2007, 80.7% and 78.4% of our revenues were from local advertising, respectively. We have engaged Katz Media Group, Inc., an outside national advertising firm, to represent us as our national advertising sales agent.
Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the second and fourth calendar quarters will generally produce the highest revenues for the year.

Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate station operating income. See the definition of this non-GAAP measure, including a description of the reasons for its presentation, as well as a quantitative reconciliation to its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), below.
Results of Operations
The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands).

	For the Three Months Ended June 30,
	2008	2007	Dollar Change	% Percent Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$56,350	$60,051	$(3,701)	-6.2%
Station operating expenses excluding depreciation and amortization	32,796	33,216	(420)	-1.3%
Corporate general and administrative	2,178	2,208	(30)	-1.4%
Depreciation and amortization	1,941	2,582	(641)	-24.8%

Operating income	$19,435	$22,045	$(2,610)	-11.8%
Gain on early extinguishment of debt	5,468	—	5,468	100.0%
Interest expense, net	(13,214)	(19,924)	6,710	33.7%
Other income, net	176	74	102	137.8%
Income tax (expense) benefit	(2,356)	2,715	(5,071)	-186.8%

Net Income	$9,509	$4,910	$4,599	93.7%

OTHER DATA:
Station operating income (1)	$23,554	$26,835	$(3,281)	-12.2%
Station operating income margin (2)	41.8%	44.7%	* *	* *

	For the Six Months Ended June 30,
	2008	2007	Dollar Change	% Percent Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$101,286	$106,178	$(4,892)	-4.6%
Station operating expenses excluding depreciation and amortization	58,791	59,770	(979)	-1.6%
Corporate general and administrative	3,855	3,751	104	2.8%
Depreciation and amortization	3,699	5,377	(1,678)	-31.2%

Operating income	$34,941	$37,280	$(2,339)	-6.3%
Gain on early extinguishment of debt	9,151	—	9,151	100.0%
Interest expense, net	(29,624)	(39,433)	9,809	24.9%
Other income (expense), net	157	(74)	231	312.2%
Income tax (expense) benefit	(2,906)	4,809	(7,715)	-160.4%

Net Income	$11,719	$2,582	$9,137	353.9%

OTHER DATA:
Station operating income (1)	$42,495	$46,408	$(3,913)	-8.4%
Station operating income margin (2)	42.0%	43.7%	* *	* *
Cash flows related to:
Operating activities	6,477	(3,161)	9,638	* *
Investing activities	(148)	(224)	76	33.9%
Financing activities	(8,224)	(4,500)	(3,724)	-82.8%
Capital expenditures	(722)	(576)	(146)	-25.3%

**	Not a meaningful calculation to present.

(1)	Station operating income consists of operating income before corporate general and administrative expenses and depreciation and amortization. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.
Net Revenues. Net revenues decreased $3.7 million, or 6.2%, to $56.4 million for the three months ended June 30, 2008, from $60.1 million for the three months ended June 30, 2007. This decrease was primarily the result of a general weak demand for advertising across our station platform coupled with a format change in the Atlanta market.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization, decreased $0.4 million, or 1.3%, to $32.8 million for the three months ended June 30, 2008 from $33.2 million for the three months ended June 30, 2007. This decrease was primarily attributable to a general decrease in operating expenses across our station platform.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses remained flat at $2.2 million for the three months ended June 30, 2008 as compared to the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization decreased $0.7 million, or 24.8%, to $1.9 million for the three months ended June 30, 2008 as compared to $2.6 million for the three months ended June 30, 2007. This decrease was primarily attributable to assets becoming fully depreciated.
Gain On Early Extinguishment Of Debt. During the three months ended June 30, 2008, we redeemed $19.9 million of our 9.875%, Senior Subordinated Notes (the “Notes”). Included in the results of operations for the three months ended June 30, 2008, we recorded a gain on extinguishment of debt of $5.5 million in connection with the redemption of the Notes, net of $0.6 million related to the write-off of deferred financing costs.
Interest Expense, Net. Net Interest expense decreased by $6.7 million or 33.7% to $13.2 million for the three months ended June 30, 2008 compared to $19.9 million for the three months ended June 30, 2007. This decrease was primarily attributable to both a lower average cost of debt and a lower average debt balance, the latter resulting from the repurchase of a portion of our Senior Subordinated notes (the “Notes”) and the repayment of borrowings under our credit facilities. This decrease was partially offset by the increase of borrowings under our revolving credit facility.
Income Taxes. For the three months ended June 30, 2008 we recorded income tax expense of $2.4 million as compared to an income tax benefit of $2.7 million for the three months ended June 30, 2007. The significant change in the effective tax rate during 2008 as compared to 2007 is primarily due to differences in forecasted pre-tax results. Additionally, the on-going deferred tax expense related to indefinite lived intangibles was a relatively higher percentage of pre-tax results in 2007 as compared to 2008.
Station Operating Income. As a result of the factors described above, station operating income decreased $3.3 million, or 12.2%, to $23.5 million for the three months ended June 30, 2008 as compared to a station operating income of $26.8 million for the three months ended June 30, 2007.
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

Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Three Months Ended June 30,
	2008	2007	Dollar Change	% Percent Change
Operating income	$19,435	$22,045	$(2,610)	-11.8%
Corporate general and administrative	2,178	2,208	(30)	-1.4%
Depreciation and amortization	1,941	2,582	(641)	-24.8%

Station operating income	$23,554	$26,835	$(3,281)	-12.2%

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.
Net Revenues. Net revenues decreased $4.9 million, or 4.6%, to $101.3 million for the six months ended June 30, 2008, from $106.2 million for the six months ended June 30, 2007. This decrease was primarily the result of a general weak demand for advertising across our station platform coupled with a format change in the Atlanta market.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization, decreased $1.0 million, or 1.6%, to $58.8 million for the six months ended June 30, 2008 from $59.8 million for the six months ended June 30, 2007. This decrease was primarily attributable to a general decrease in operating expenses across our station platform.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses of $3.9 million remained virtually flat for the six months ended June 30, 2008 as compared to the same period in the prior year.
Depreciation and Amortization. Depreciation and amortization decreased $1.7 million, or 31.2%, to $3.7 million for the six months ended June 30, 2008 compared to $5.4 million for the six months ended June 30, 2007. This decrease was primarily attributable to fixed assets becoming fully depreciated.
Gain On Early Extinguishment Of Debt. During the six months ended June 30, 2008, we redeemed $38.0 million of our Notes. Included in the results of operations for the six months ended June 30, 2008, we recorded a gain on extinguishment of debt of $9.2 million in connection with the redemption of the Notes, net of $1.2 million related to the write-off of deferred financing costs.
Interest Expense, Net. Net interest expense decreased by $9.8 million or 24.9% to $29.6 million for the six months ended June 30, 2008 compared to $39.4 million for the six months ended June 30, 2007. This decrease was primarily attributable to both a lower average cost of debt and a lower average debt balance, the latter resulting from the repurchase of a portion of our Notes and the repayment of borrowings under our credit facilities.
Income Taxes. For the six months ended June 30, 2008 we recorded income tax expense of $2.9 million as compared to an income tax benefit of $4.8 million for the six months ended June 30, 2007. The significant change in the effective tax rate during 2008 as compared to 2007 is primarily due to differences in forecasted pre-tax results. Additionally, the on-going deferred tax expense related to indefinite lived intangibles was a relatively higher percentage of pre-tax results in 2007 as compared to 2008.
Station Operating Income. As a result of the factors described above, station operating income decreased $3.9 million, or 8.4%, to $42.5 million for the six months ended June 30, 2008 compared to $46.4 million for the six months ended June 30, 2007.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Six Months Ended June 30,
	2008	2007	Dollar Change	% Percent Change
Operating income	$34,941	$37,280	$(2,339)	-6.3%
Corporate general and administrative	3,855	3,751	104	2.8%
Depreciation and amortization	3,699	5,377	(1,678)	-31.2%

Station operating income	$42,495	$46,408	$(3,913)	-8.4%

Intangible Assets and Goodwill. Intangible assets and Goodwill, net of amortization, were approximately $1,161.5 million and $1,163.9 million as of June 30, 2008 and December 31, 2007, respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods.
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
For the six months ended June 30, 2008, net cash provided by operating activities increased $9.6 million to $6.5 million, from $3.1 million of net cash used in operating activities for the six months ended June 30, 2007. The increase was primarily due to the increase in net income of $9.1  million, deferred income taxes of $7.2 million and working capital of $5.7 million offset by decreases due to the gain on extinguishment of debt of $9.2 million and depreciation of $2.0 million.
For the six months ended June 30, 2008, net cash used by investing activities of $0.1 million, decreased $0.1 million, compared to the six months ended June 30, 2007 primarily due to proceeds from the sale of fixed assets and one radio station.
For the six months ended June 30, 2008, net cash used in financing activities increased $3.7 million to $8.2 million, from $4.5 million of net cash used in financing activities for the six months ended June 30, 2007. This increase was primarily due to the repurchase of $27.7 million of senior subordinated notes, offset by $19.5 million increase in net proceeds from credit facilities.
Sources of Liquidity
As of June 30, 2008, we had $891.6 million in aggregate indebtedness, including CMPSC’s outstanding Notes due 2014, with an additional $70.7 million of borrowing capacity available under CMPSC’s revolving credit facility, subject to satisfaction of certain conditions.
As of June 30, 2008, there were $661.0 million in borrowings outstanding under CMPSC’s term-loan facility. We have drawn $26.0 million on the revolving credit facility, excluding approximately $3.3 million of letters of credit outstanding, which has the effect of reducing revolving credit availability to $70.7 million. During the six months ended June 30, 2008, we made principal payments on the term loan and the revolving credit facility totaling $7.5 million.
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
At June 30, 2008 the effective interest rate on aggregate borrowings was 5.75%.
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
During the three and six months ended June 30, 2008, CMP redeemed $19.9 million and $38.0 million of its 9.875%, senior subordinated notes. Included in the results of operations for the three and six months ended June 30, 2008, the Company recorded a gain on extinguishment of debt of $5.5 million and $9.2 million, respectively, in connection with the redemption of the Notes, net of the write-off of deferred financing costs of $0.6 million and $1.2 million, respectively.
At June 30, 2008, we were in compliance with all covenants for both the senior subordinated notes and the credit facilities.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2008, 54.6% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of total borrowings and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $ 2.2 million and $4.4 million for the three and six months ended June 30, 2008, respectively. As part of our efforts to mitigate interest rate risk, in June 2008, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $200.0 million of our current floating rate bank borrowings for a three-year period commencing June 12, 2008. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $487.0 million of variable rate borrowings outstanding at June 30, 2008 and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.2 million and $2.4 million for the three and six months ended June 30, 2008.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of June 30, 2008.
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

CMP SUSQUEHANNA RADIO HOLDINGS CORP.
Date: August 14, 2008	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.