Form 10-Q
period 2008-09-30
CMP Susquehanna Radio Holdings Corp.
filed 2008-11-14
CIK 1387195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008.

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,882	$1,895
Accounts receivable, less allowance for doubtful accounts of $639 in 2008 and $1,050 in 2007	43,890	47,270
Prepaid expenses and other current assets	3,800	2,174

Total current assets	49,572	51,339

Property, plant and equipment, net	32,525	36,503
Intangible assets	750,190	751,135
Goodwill	411,010	412,795
Deferred financing costs, net	15,205	18,929
Long-term investments	6,991	6,991

Total assets	$1,265,493	$1,277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$321	$483
Current portion of long-term debt	7,000	25,160
Accrued interest	8,205	4,574
Accrued income taxes	500	1,211
Other current liabilities	9,831	9,337

Total current liabilities	25,857	40,765

Long-term debt	870,744	884,999
Other liabilities	9,485	9,196
Deferred income taxes	249,216	246,700

Total liabilities	1,155,302	1,181,660

STOCKHOLDERS’ EQUITY:
Common Stock — Voting $.01 par value, authorized 1000 shares & issued 100 shares	$—	$—
Additional paid-in capital	299,928	299,928
Accumulated deficit	(189,737)	(203,896)

Total Stockholders’ Equity	110,191	96,032

Total liabilities and stockholders’ equity	$1,265,493	$1,277,692

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Broadcast revenues, net	$53,572	$59,814	$154,858	$165,992

Operating expenses:
Station operating expense excluding depreciation and amortization (including provision for doubtful accounts of $611, $192, $929 and $653, respectively)	32,721	33,154	91,511	92,924
Corporate general and administrative expenses	1,572	1,511	5,428	5,270
Depreciation and amortization	1,824	2,149	5,523	7,525

Total operating expenses	36,117	36,814	102,462	105,719

Operating income	17,455	23,000	52,396	60,273

Non-operating income (expense):
Gain on early extinguishment of debt	1,050	—	10,201	—
Interest expense, net	(15,677)	(19,583)	(45,302)	(59,016)
Other income (expense)	69	(41)	227	(108)

Total non operating expense	(14,558)	(19,624)	(34,874)	(59,124)

Income before income taxes	2,897	3,376	17,522	1,149
Income tax (expense)	(456)	(5,490)	(3,362)	(682)

Net income (loss)	$2,441	$(2,114)	$14,160	$467

See accompanying notes to condensed consolidated financial statements.

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,160	$467
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	4,599	4,303
Amortization of intangible assets	924	3,222
Amortization of deferred financing costs	2,466	3,004
Adjustment of fair value of derivative instruments	236	—
Provision for doubtful accounts	929	653
Gain on extinguishment of debt	(10,201)	—
Deferred income taxes	2,516	682
Gain on sale of fixed assets	(124)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	2,451	(3,106)
Decrease (increase) in prepaid and other current assets	(1,627)	(2,753)
Decrease (increase) in other assets	—	80
Increase(decrease) in accounts payable and other accrued expenses	3,252	2,541
Increase (decrease) in other liabilities	53	1,323

Net cash provided by operating activities	19,634	10,416

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,169)	(1,140)
Proceeds from the sale of a radio station and other fixed assets	2,478	—
Purchase price adjustments	—	322

Net cash provided by (used in) investing activities	1,309	(818)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	29,000	11,000
Repurchase of senior subordinated notes	(29,706)	—
Repayment of credit facilities	(20,250)	(22,250)

Net cash (used in) financing activities	(20,956)	(11,250)

Decrease in cash and cash equivalents	(13)	(1,652)

Cash and cash equivalents at beginning of period	1,895	7,898

Cash and cash equivalents at end of period	$1,882	$6,246
Supplemental disclosures:
Trade revenue	$1,915	$2,080
Trade expense	$1,844	$1,732
Cash paid for taxes	$1,709	$1,845
Interest paid	$40,229	$50,803
See accompanying notes to condensed consolidated financial statements.

CMP Susquehanna Radio Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP Susquehanna Radio Holdings Corp. and subsidiaries (the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2008 and the cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2008.
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
The Company is a second-tier subsidiary of Cumulus Media Partners, LLC (“CMP”), and the sole owner of CMP Susquehanna Corp. (“CMPSC”), which is the principal operating subsidiary of CMP.
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
SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The Company adopted these provisions of SFAS 157 effective as of January 1, 2008. The related disclosures are included in Note 3. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

FSP No. 157-3. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008
SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,(“SFAS No 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future.
SFAS 161. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact this statement has on its consolidated financial statements.
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
On June 12, 2008, CMPSC entered into a LIBOR-based interest rate swap arrangement (“June 2008 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The June 2008 Swap became effective as of June 12, 2008 and will expire on June 12, 2011. The June 2008 Swap changes the variable-rate cash flow exposure on $200 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the June 2008 Swap, CMPSC receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate, long-term debt. The June 2008 Swap is not accounted for as a cash flow hedge instrument in accordance with SFAS No. 133. Accordingly, the changes in its fair value are reflected within interest expense in the statement of operations. The changes in fair value of the June 2008 Swap for the three-months and nine-months ended September 30, 2008 was $1.2 million and $0.2 million respectively.
The fair value of the June 2008 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a level two measurement). The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheet as of September 30, 2008 contains a long-term liability in the amount of $0.2 million, which includes the fair value adjustment of the June 2008 Swap. During the three-months and nine-months ended September 30, 2008, the Company charged $0.6 million and $0.7 million respectively, to interest expense related to the yield adjustment payment on the June 2008 Swap.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial liabilities are measured at fair value on a recurring basis. Financial liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows:

		Value Measurements at Reporting Date Using
			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities
Interest Rate Swap	$236	$—	$236	$—

Total Liabilities	$236	$—	$236	$—

Interest Rate Swap. The Company’s derivative financial instruments consist solely of an interest rate swap which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.
The fair value of our interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves. In accordance with the requirements of FAS 157, derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the Company.

4.  Long-term Debt
The Company’s long-term debt consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
9.875% Senior subordinated notes	$201,494	$242,659
Term loan	659,250	664,500
Revolver	17,000	3,000

Total	877,744	910,159
Less amounts payable within one year	(7,000)	(25,160)

	$870,744	$884,999

The issuer of the Senior Subordinated Notes (the “Notes”) and the borrower under the credit facility is CMPSC. The Company is a guarantor of the Notes and the credit facility. The revolving loan interest rate is variable based on the levels of leverage, and ranges from 1.75% to 2.25% above LIBOR or from 0.75% to 1.25% above the alternate base rate (as defined in the credit agreement governing the credit facility). The term loan interest rate is 2.0% above LIBOR or 1.0% above the alternate base rate. As of September 30, 2008, prior to the effect of the June 2008 Swap, the effective interest rate was 5.81%.
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
The term loan has a repayment schedule which requires quarterly principal payments of 0.25%, of the original loan, which began on September 30, 2006. The term loan also requires payments based on the excess cash flow as defined in the agreement. The unpaid balance of the term loan is due in May 2013 and the revolving loan is due in May 2012.
The Notes have a rate of 9.875% and mature in May 2014. Under the credit agreement and the indenture governing the notes, there are a number of standard financial covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets and make capital expenditures.
During the three and nine months ended September 30, 2008, CMPSC redeemed $3.1 million and $41.2 million of the Notes. Included in the results of operations for the three and nine months ended September 30, 2008, the Company recorded a net gain on extinguishment of debt of $1.0 million and $10.2 million, respectively. In connection with the redemption of the Notes, the Company wrote off deferred financing costs for the three and nine months ended September 30, 2008, of $0.1 million and $1.3 million, respectively.
5.  Related Party
CMP Susquehanna Holdings Corp. (“Holdings”), the parent company of the Company, is a party to a management agreement with Cumulus Media Inc. (“Cumulus”) to manage the operations of CMP’s subsidiaries. The agreement provides for Holdings to pay a management fee that is expected to be approximately 4% of Holdings’ and its subsidiaries’ annual EBITDA, or $4.0 million, whichever is greater. In addition, Holdings is a party to an advisory services agreement in which it has paid an investor fee of $1.0 million or 1% of EBITDA, whichever is greater, to cover ongoing investor expenses.
On July 30, 2008, the registrant received the resignations of Kent Weldon, Soren Oberg, Ian Loring and John Connaughton from the registrant’s board of directors, each effective on such date.
The foregoing resignations were in connection with certain modifications to corporate governance rights related to the Company. As previously disclosed, in October 2005, the registrant’s ultimate parent, CMP, and its four members entered into an equityholders’ agreement (the “Equityholders’ Agreement”) that, among other things, governs the economic and voting characteristics of the units representing limited liability company membership interests in CMP, and certain rights and obligations regarding CMP’s subsidiaries. The Equityholders’ Agreement originally provided that the boards of directors of each of CMP and its applicable subsidiaries

(including the Company) would be comprised of eight members: two directors designated by each member, and each member would agree to vote for the board nominees of the others. Pursuant to an amendment to the Equityholders’ Agreement, which took effect on July 30, 2008, two of the members of CMP have elected to assume non-attributable ownership status for their interests in CMP for regulatory purposes, and therefore have waived their rights to designate board members of the registrant and agreed that their respective board designees will resign. Consequently, Cumulus and an affiliate of The Blackstone Group (“Blackstone”), as the remaining members who have not assumed non-attributable ownership status of CMP, will each have the right to appoint one-half of the directors on the boards of CMP and its applicable subsidiaries (including the Company), and have agreed that any significant action taken by the board of directors of CMP, or its direct subsidiary, Holdings, including certain significant actions with respect to the Company, must be approved by a majority of the directors present at the board meeting and by a majority of the directors designated by Blackstone.
In connection with the amendment to the Equityholders’ Agreement described above, the members of CMP also amended the previously disclosed advisory services agreement pursuant to which the members of CMP other than Cumulus provide certain ongoing advisory and consulting services for an aggregate cash annual fee equal to the greater of $1.0 million, or 1%, of Holdings’s Adjusted EBITDA (as defined in the advisory services agreement). Pursuant to the amendment, those members of CMP who have elected to assume non-attributable ownership status of CMP for regulatory purposes have ceased providing such services effective July 30, 2008 and, as a result, CMP’s annual aggregate payment obligation for such services will be reduced by two-thirds and will be payable solely to Blackstone, as the sole remaining member continuing to provide such services.
6.  Contingencies
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
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has an agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $5.3 million as of September 30, 2008 and will be paid in accordance with the agreement through December 2010.
7.  Subsequent Events
On October 17, 2008 the Company redeemed $13.9 million of its notes, for a net gain of $10.7 million which will be recorded in the fourth quarter of 2008. The Company wrote off $0.4 million of deferred financing costs associated with this repurchase.
Subsequent to September 30, 2008, the Company drew down the remaining $79.7 million of the revolving credit facility, proceeds of which are to be used to fund operations, capital expenditures, and other general corporate purposes. As a result, we have no additional credit availability under the revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. For purposes of this discussion and analysis, the terms “we,” “our” and “us” refer to CMP Susquehanna Radio Holdings Corp. and its consolidated subsidiaries (the “Company”). This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
We are currently the second largest privately owned radio broadcasting company in the United States and the 11th largest radio broadcasting company overall in the United States based on 2007 revenues. We own and operate 32 radio stations (22 FM stations and 10 AM stations) in 9 metropolitan markets in the United States. We believe our properties represent a unique collection of radio assets with diversified geographic presence and programming formats. Our stations serve four of the ten largest radio markets in the United States by revenue (San Francisco, Dallas, Atlanta, and Houston) in addition to the Cincinnati, Kansas City, Indianapolis, Louisville, and York, Pennsylvania markets. We believe our station portfolio includes a number of the highest revenue-grossing and most listened-to stations in our markets.
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
The recent capital and credit market crisis is adversely affecting the U.S. and global economies. This could potentially have adverse effects on the markets in which we operate. Slower economic growth could lead to increasingly lower demand for advertising. The recent economic downturn and resulting decline in the demand for advertising could also have future adverse effects on our ability to grow revenues.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2008 and 2007, 80.1% and 78.4% of our net revenues were from local advertising, respectively. We have engaged Katz Media Group, Inc., an outside national advertising firm, to represent us as our national advertising sales agent.

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

	For the Three Months
	Ended September 30,		Dollar Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

STATEMENT OF OPERATIONS DATA:
Net revenues	$53,572	$59,814	$(6,242)	-10.4%
Station operating expenses excluding depreciation and amortization	32,721	33,154	(433)	-1.3%
Corporate general and administrative	1,572	1,511	61	4.0%
Depreciation and amortization	1,824	2,149	(325)	-15.1%

Operating income	$17,455	$23,000	$(5,545)	-24.1%
Gain on early extinguishment of debt	1,050	—	1,050	100.0%
Interest expense, net	(15,677)	(19,583)	3,906	-19.9%
Other income, net	69	(41)	110	-268.3%
Income tax (expense)	(456)	(5,490)	5,034	-91.7%

Net Income (loss)	$2,441	$(2,114)	$4,555	-215.5%

OTHER DATA:
Station operating income (1)	$20,851	$26,660	$(5,809)	-21.8%
Station operating income margin (2)	38.9%	44.6%	* *	* *

	For the Nine Months
	Ended September 30,		Dollar Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

STATEMENT OF OPERATIONS DATA:
Net revenues	$154,858	$165,992	$(11,134)	-6.7%
Station operating expenses excluding depreciation and amortization	91,511	92,924	(1,413)	-1.5%
Corporate general and administrative	5,428	5,270	158	3.0%
Depreciation and amortization	5,523	7,525	(2,002)	-26.6%

Operating income	$52,396	$60,273	$(7,877)	-13.1%
Gain on early extinguishment of debt	10,201	—	10,201	100.0%
Interest expense, net	(45,302)	(59,016)	13,714	-23.2%
Other income (expense), net	227	(108)	335	-310.2%
Income tax (expense)	(3,362)	(682)	(2,680)	393.0%

Net Income	$14,160	$467	$13,693	2932.1%

OTHER DATA:
Station operating income (1)	$63,347	$73,068	$(9,721)	-13.3%
Station operating income margin (2)	40.9%	44.0%	* *	* *
Cash flows related to:
Operating activities	19,634	10,416	9,218	88.5%
Investing activities	1,309	(818)	2,127	-260.0%
Financing activities	(20,956)	(11,250)	(9,706)	86.3%
Capital expenditures	(1,169)	(1,140)	(29)	2.5%

**	Not a meaningful calculation to present.

(1)	Station operating income consists of operating income before corporate general and administrative expenses and depreciation and amortization. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.
Net Revenues. Net revenues decreased $6.2 million, or 10.4%, to $53.6 million for the three months ended September 30, 2008, from $59.8 million for the three months ended September 30, 2007. This decrease was primarily the result of a weak demand for advertising across our station platform.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization, decreased $0.4 million, or 1.3%, to $32.7 million for the three months ended September 30, 2008 from $33.1 million for the three months ended September 30, 2007. This decrease was primarily attributable to a general decrease in operating expenses across our station platform.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses remained virtually flat at $1.6 million for the three months ended September 30, 2008, as compared to the same period in the prior year.
Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 15.1%, to $1.8 million for the three months ended September 30, 2008 as compared to $2.1 million for the three months ended September 30, 2007. This decrease was primarily attributable to assets becoming fully depreciated.

Gain On Early Extinguishment Of Debt. During the three months ended September 30, 2008, we redeemed $3.1 million of our 9.875%, Senior Subordinated Notes (the “Notes”). Included in the results of operations for the three months ended September 30, 2008, we recorded a gain on extinguishment of debt of $1.0 million in connection with the redemption of the Notes, net of $0.1 million related to the write-off of deferred financing costs.
Interest Expense, Net. Net Interest expense decreased by $3.9 million, or 19.9%, to $15.7 million for the three months ended September 30, 2008 compared to $19.6 million for the three months ended September 30, 2007. This decrease was primarily attributable to both a lower average cost of debt and a lower average debt balance, the latter resulting from the repurchase of a portion of our Notes and the repayment of borrowings under our credit facilities. This decrease was partially offset by the increase of borrowings under our revolving credit facility.
Income Taxes. For the three months ended September 30, 2008, we recorded income tax expense of $0.5 million as compared to income tax expense of $5.5 million for the three months ended September 30, 2007. The significant change in the effective tax rate during 2008 as compared to 2007 is primarily due to differences in forecasted pre-tax results.
Station Operating Income. As a result of the factors described above, station operating income decreased $5.8 million, or 21.8%, to $20.9 million for the three months ended September 30, 2008 as compared to a station operating income of $26.7 million for the three months ended September 30, 2007.
Station operating income consists of operating income before corporate general and administrative expenses and depreciation and amortization. Station operating income is not a measure of performance calculated in accordance with GAAP. Station operating income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate the stations and the relatively insignificant amount of intangible assets subject to amortization. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio.
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

Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Three Months
	Ended September 30,		Dollar Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

Operating income	$17,455	$23,000	$(5,545)	-24.1%
Corporate general and administrative	1,572	1,511	61	4.0%
Depreciation and amortization	1,824	2,149	(325)	-15.1%

Station operating income	$20,851	$26,660	$(5,809)	-21.8%

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.
Net Revenues. Net revenues decreased $11.1 million, or 6.7%, to $154.9 million for the nine months ended September 30, 2008, from $166.0 million for the nine months ended September 30, 2007. This decrease was primarily the result of a general weak demand for advertising across our station platform coupled with a format change in the Atlanta market.
Station Operating Expenses excluding Depreciation and Amortization. Station operating expenses excluding depreciation and amortization, decreased $1.4 million, or 1.5%, to $91.5 million for the nine months ended September 30, 2008 from $92.9 million for the nine months ended September 30, 2007. This decrease was primarily attributable to a general decrease in operating expenses across our station platform.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.2 million, or 3.0% to $5.4 million for the nine months ended September 30, 2008 from $5.2 million for the nine months ended September 30, 2007. This increase is primarily due to the timing of certain corporate related expenses.
Depreciation and Amortization. Depreciation and amortization decreased $2.0 million, or 26.6%, to $5.5 million for the nine months ended September 30, 2008 compared to $7.5 million for the nine months ended September 30, 2007. This decrease was primarily attributable to fixed assets becoming fully depreciated.
Gain On Early Extinguishment Of Debt. During the nine months ended September 30, 2008, we redeemed $41.2 million of our Notes. Included in the results of operations for the nine months ended September 30, 2008, was a gain on extinguishment of debt of $10.2 million in connection with the redemption of the Notes, net of $1.3 million related to the write-off of deferred financing costs.
Interest Expense, Net. Net interest expense decreased by $13.7 million, or 23.2%, to $45.3 million for the nine months ended September 30, 2008 compared to $59.0 million for the nine months ended September 30, 2007. This decrease was primarily attributable to both a lower average cost of debt and a lower average debt balance, the latter resulting from the repurchase of a portion of our Notes and the repayment of borrowings under our credit facilities. This decrease was partially offset by the increase of borrowings under our revolving credit facility.
Income Taxes. For the nine months ended September 30, 2008, we recorded income tax expense of $3.4 million as compared to income tax expense of $0.7 million for the nine months ended September 30, 2007. The significant change in the effective tax rate during 2008 as compared to 2007 is primarily due to differences in forecasted pre-tax results.
Station Operating Income. As a result of the factors described above, station operating income decreased $9.7 million, or 13.3%, to $63.3 million for the nine months ended September 30, 2008 compared to $73.0 million for the nine months ended September 30, 2007.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Nine Months
	Ended September 30,		Dollar Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

Operating income	$52,396	$60,273	$(7,877)	-13.1%
Corporate general and administrative	5,428	5,270	158	3.0%
Depreciation and amortization	5,523	7,525	(2,002)	-26.6%

Station operating income	$63,347	$73,068	$(9,721)	-13.3%

Intangible Assets and Goodwill. Intangible assets and goodwill, net of amortization, were approximately $1,161.2 million and $1,163.9 million as of September 30, 2008 and December 31, 2007, respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
We perform our annual impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 as of December 31. The annual impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. The current general economic pressures now impacting both the national and a number of our local economies may result in non-cash impairments in the fourth quarter of 2008. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) a potential decline in our forecasted operating profit margins or expected cash flow growth rates, (b) continued decline in our industry forecasted operating profit margins, (c) potential decline in advertising market revenues within the markets we operate stations, or (d) the sustained decline in the selling prices of radio stations. In addition, in light of the overall economic environment, we continue to monitor whether any impairment triggers are present and may be required to record material impairment charges in future periods.
Liquidity and Capital Resources
Our principal needs for liquidity have been, and are expected to continue to be, to fund the acquisitions of radio stations, expenses associated with station and corporate operations, capital expenditures, payment of the management fee and expenses under the Cumulus Management agreement and interest and debt service payments. In addition, we or our affiliates may, from time to time, in our or their sole discretion, purchase, repay, redeem or retire the Notes, in privately negotiated or open-market transactions, by tender offer or otherwise, in accordance with the indenture governing the Notes, the terms and conditions of the credit agreement governing CMPSC’s credit facility, and applicable SEC and marketplace rules and regulations. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as borrowings under our existing senior credit facilities and long-term inter company borrowings, although as of the date of this report, we have no additional credit availability under our revolving credit facilities. See “— Sources of Liquidity.” Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media. In addition, borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance.
During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. We have assessed the implications of these factors on our current business and determined that, based on our current financial condition, cash on hand and cash expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of other debt obligations for the next 12 months. There can be no assurance that we will be able to generate funds on a timetable that may be necessary to meet our future capital needs.
While not significant to us to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt. We routinely review liquidity sufficiency, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as interest rate movements and the impacts of hypothetical credit downgrades. Management continues to monitor closely events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, capital raising and merger activity.
At September 30, 2008, we were in compliance with the covenants imposed by our credit facilities. As described in “— Sources of Liquidity,” through December 31, 2009 and beyond, certain financial covenants will be automatically adjusted, including the leverage ratio covenant. If revenue levels are lower than expected or if we do not realize anticipated cost savings from expense reductions that we expect to implement, we cannot be assured that we will generate sufficient Consolidated EBITDA (as defined in the credit agreement governing our credit facilities) to remain in compliance with the covenants once they adjust. In such an event, we would expect to seek waivers or amendments necessary to remain in compliance, or would attempt to refinance or seek new financing arrangements. However, we cannot be assured of the ability to obtain such waivers or amendments, or of the ability to refinance or obtain new financing in amounts, at times and on terms acceptable to us, if at all. Failure to do so may result in liquidity issues and may materially adversely affect our financial condition and results of operations.
In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and tightening of our credit approval process.
For the nine months ended September 30, 2008, net cash provided by operating activities increased $9.2 million, to $19.6 million, from $10.4 million of net cash provided by operating activities for the nine months ended September 30, 2007. The increase was primarily due to increased earnings, as well as changes in working capital items, the most significant of which were accounts receivable, prepaid expenses and other current assets and other liabilities.
For the nine months ended September 30, 2008, net cash provided by investing activities of $1.3 million, increased $2.1 million, from $0.8 million of net cash used by investing activities for the nine months ended September 30, 2007, primarily due to proceeds from the sale of fixed assets and one radio station.
For the nine months ended September 30, 2008, net cash used in financing activities increased $9.7 million, to $21.0 million, from $11.3 million of net cash used in financing activities for the nine months ended September 30, 2007. This increase was primarily due to the repurchase of $29.7 million of the Notes, offset by $18.0 million increase in proceeds from revolving credit facilities.
Sources of Liquidity
As of September 30, 2008, we had $877.7 million in aggregate indebtedness, including the Notes due 2014, with an additional $83.0 million of borrowing capacity available under CMPSC’s revolving credit facility, subject to satisfaction of certain conditions.
As of September 30, 2008, there were $659.3 million in borrowings outstanding under CMPSC’s term-loan facility. We have drawn $17.0 million on the revolving credit facility, excluding approximately $3.3 million of letters of credit outstanding, which has the effect of reducing revolving credit availability to $79.7 million. During the nine months ended September 30, 2008, we made principal payments on the term loan and the revolving credit facility totaling $20.3 million. Subsequent to September 30, 2008, we drew down the remaining $79.7 million of the revolving credit facility, proceeds of which are to be used to fund operations, capital expenditures, and other general corporate purposes. As a result, we have no additional credit availability under the revolving credit facility.
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
At September 30, 2008 the effective interest rate on the term loan was 4.57%.
The credit agreement governing the senior secured credit facility contains a number of covenants that limit our flexibility in operating our business as well as covenants that require that we maintain certain specified financial ratios, including with regard to our leverage. Through December 31, 2009, our maximum allowable leverage will decrease from 10.75x to 9.5x.
The indenture governing the Notes also contains a number of covenants that limit our flexibility in operating our business. Subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
During the three and nine months ended September 30, 2008, CMP repurchased $3.1 million and $41.2 million of the Notes. Included in the results of operations for the three and nine months ended September 30, 2008, the Company recorded a net gain on extinguishment of debt of $1.0 million and $10.2 million, respectively, net of the write-off of deferred financing costs of $0.1 million and $1.3 million, respectively.
At September 30, 2008, we were in compliance with all covenants for both the senior subordinated notes and the credit facilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2008, 54.3% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of total borrowings and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $2.2 million and $6.6 million for the three and nine months ended September 30, 2008, respectively. As part of our efforts to mitigate interest rate risk, in June 2008, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $200.0 million of our current floating rate bank borrowings for a three-year period commencing June 12, 2008. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $476 million of variable rate borrowings outstanding at September 30, 2008 and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.2 million and $3.6 million for the three and nine months ended September 30, 2008 respectively.
We evaluate the credit quality of our potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to our counterparty’s credit quality as well as its concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of September 30, 2008.
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
Please refer to Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Except as noted below, there have been no material changes to our risk factors during 2008.
Disruptions in capital markets could restrict our ability to access further financing.
We rely in a significant part on the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations, however, as of the date of this report, we have no additional credit availability under our current financing arrangements. Disruptions in the capital and credit markets, as have been experienced during 2008, and longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could severely restrict our access to further financing. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future uses of cash.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods when economic conditions worsen.
Our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.
We are exposed to risk of counterparty performance to derivative transactions.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as its concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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

CMP SUSQUEHANNA RADIO HOLDINGS CORP.
Date: November 14, 2008	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.