Form 10-K
period 2008-12-31
CMP Susquehanna Radio Holdings Corp.
filed 2009-04-15
CIK 1387195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-143558
CMP Susquehanna Radio Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	36-4159663 (I.R.S. Employer Identification No.)
3280 Peachtree Road N.W.
Suite 2300
Atlanta, GA 30305
(404) 949-0700
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted data electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

CMP SUSQUEHANNA RADIO HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

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
     Unless otherwise indicated:
•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2008 Arbitron Market Report, referred to as Arbitron’s Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest million, unless otherwise indicated.
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
     We believe that Station Operating Income is the most frequently used financial measure in determining the market value of a radio station or group of stations. Our management has observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions our management has completed in their combined experience, they have used Station Operating Income as the primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is one of the measures that our management uses to evaluate the performance and results of our stations. Management uses the measure to assess the performance of our station managers and our Board uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we provide our investors with an analysis of our performance that is consistent with that which is utilized by our management and Board.
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
Company Overview
     We believe that we are the 10th largest radio broadcasting company overall in the United States based on 2008 revenues. We own 32 radio stations, of which we operate 23 FM and 9 AM revenue-generating stations in 9 metropolitan markets in the United States. We believe our properties represent a unique collection of radio assets with diversified geographic presence and programming formats. Our stations serve four of the ten largest radio markets in the United States by revenue (San Francisco, Dallas, Atlanta and Houston) in addition to the Cincinnati, Kansas City, Louisville, Indianapolis, and York, PA markets. We believe our station portfolio includes a number of the highest revenue-grossing and most listened-to stations in our markets. In 2008, we had net revenues of $203.4 million and Station Operating Income of $83.4 million. Please see “Selected Consolidated Financial Data” for a reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.
     We have followed a focused strategy of assembling and operating clusters of stations in some of the nation’s largest markets. According to BIA, our cluster rank by revenue is in the top three in six of the nine markets in which we operate. According to Arbitron, 21 of our stations have ratings ranking them in the top 3 within their formats of their targeted demographic in their respective markets, including 14 stations that rank first within their formats and 7 stations that rank second within their formats. The majority of our stations enjoy strong ratings in their target demographics, reflecting loyal listener bases, which we believe are driven by these stations’ long-standing community presences and established brands. In addition, we believe our markets have attractive demographics. According to BIA, most of our markets have per capita and household after-tax disposable income, expected household after-tax disposable income growth and expected population growth in excess of the national average, which we believe makes our stations attractive to a broad base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.
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
     In May 2006, our direct parent, Holdings, entered into a management agreement with Cumulus Media Inc. (“Cumulus”), the second-largest radio company in the United States based on the number of stations owned or operated. See “Certain Relationships and Related Transactions, and Director Independence—Cumulus Management Agreement.” We believe that Cumulus is one of the premier radio management companies in the United States, operating 315 stations across 59 markets. Our stations and Cumulus’s stations do not overlap or compete against one another in any market. During the term of the Cumulus management agreement, officers of Cumulus also serve as our officers and manage our operations.
     Radio Holdings is a Delaware corporation formed in 2006.
Highlights during 2008
Economic Developments
     The advertising environment for 2008 lagged behind 2007. The RAB has reported that trends in radio advertising revenue mirrored fluctuations in the current economic environment, yielding mixed results over the last three years. In 2008, advertising revenues decreased 9%, after decreasing 2% in 2007 and increasing only 1% in 2006. Additionally our political revenues increased by $2.8 million compared to 2007 due to 2008 being a presidential election year.
     We review the recorded values of our FCC licenses and goodwill for impairment on an annual basis. We recorded total impairment charges of $669.8 million in 2008 in order to reduce the carrying value of certain broadcast licenses and goodwill. The impairment loss recorded in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 10 in the accompanying notes to the financial statements) was primarily due to: (1) an increase in the discount rate used for valuation purposes; (2) a decrease in prevailing station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.
Liquidity Considerations
     As the capital and credit market crisis has worsened during the fourth quarter of 2008 and early 2009, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we further refined our 2009 business plan to incorporate a further reduction in our forecasted 2009 revenues and additional cost reductions to mitigate the impact of our anticipated decline in 2009 revenue.
     Based upon actions the Company has already taken, including the 2009 Exchange Offer described further below and various cost reduction activities in our markets (which have mainly been head count reductions implemented in the fourth quarter 2008) management believes that CMPSC will continue to be in compliance with all of its debt covenants through at least December 31, 2009 (which become more restrictive effective September 30, 2009 and December 31, 2009).
     For further discussion of liquidity considerations, see “Liquidity and Capital Resources —  Sources of Liquidity” in Item 7, as well as Note 1 to the consolidated financial statements.
Subsequent Events
     While preparing our 2009 business plan, we assessed future covenant compliance under the credit agreement governing CMPSC’s senior secured credit facility, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of the credit agreement. As a result of this review, and in an effort to significantly reduce our long-term debt, we commenced an exchange offer (the “2009 Exchange Offer”) on March 9, 2009, pursuant to which we offered to exchange all of CMPSC’s outstanding 9 7/8% senior subordinated notes due 2014 (the “Existing Notes”), for (1) up to $15 million aggregate principal amount of Variable Rate Senior Subordinated Secured Second Lien Notes due 2014 of CMPSC (the “New Notes”), (2) up to $35 million in shares of our Series A preferred stock (the “New Preferred Stock”), and (3) warrants exercisable for shares of our common stock representing, in the aggregate, up to 40% of our outstanding common stock on a fully diluted basis (the “New Warrants”).
     Subsequent to year end, on March 26, 2009, we and CMPSC completed the exchange of $175,464,000 aggregate principal amount of Existing Notes, which represented 93.5% of the total principal amount outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of our common stock. If we had not successfully completed the 2009 Exchange Offer, we would have been in violation of the total leverage ratio covenant in the credit agreement governing CMPSC’s senior secured credit facilities as of March 31, 2009.
     Based upon actions we have already taken, including the 2009 Exchange Offer, as well as various cost reduction activities in our markets, we believe we will continue to be in compliance with our debt covenants through at least December 31, 2009. Additionally, we believe there are sufficient additional cost reduction activities that could be implemented during the year, if necessary, in order to remain in compliance with all of our debt covenants should advertising revenues continue to decline. Further discussion of our debt covenant compliance is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

strategies have contributed to the strong ratings and market positions of our stations. We believe the combination of our existing local market research abilities with the scale of Cumulus’s in-house market research allows us to maximize our future station operating performance.

•	Continue to Build Strong Relationships with Listeners and Advertisers. We are focused on developing and maintaining strong relationships with both our listener and advertiser bases in our stations’ communities. Our stations maintain close relationships with listeners via e-mail event notification and weekly/biweekly station newsletters made possible by maintaining extensive listener databases. In addition, our stations host numerous high-profile community service events, concerts and listener promotions each year. These relationships with our listeners allow us to offer value-added marketing services to our advertiser base, including contacting listeners via targeted marketing campaigns.

•	Maintain Balanced Advertising Load. We closely manage our on-air inventory to maximize revenue without jeopardizing listening levels and resulting ratings. We believe the inventory levels maintained by our stations are lower inventory levels of our competitors. Our stations generally respond to demand for on-air inventory by varying pricing rather than varying target inventory levels. We believe that this strategy supports long-term positive ratings trends and stable revenue growth.

•	Pursue Strategic Acquisitions and Alternatives. Our portfolio development strategy has been focused on clustering radio stations in our existing markets and making opportunistic acquisitions in new markets in which we believe we can cost-effectively achieve a leading position in terms of audience and revenue share. We may also pursue strategic alternatives, such as asset swaps, to diversify or strengthen our portfolio of stations. In evaluating potential new stations, we assess the strategic fit of the station with our existing clusters of radio stations. When entering a new market, we would typically seek to acquire a “platform” upon which to expand our portfolio of stations and build a leading cluster of stations. We believe our ability to further develop our portfolio has been enhanced by our association with Cumulus, which we believe has a long history of successfully identifying and integrating acquisitions and asset swaps.

•	Pursue Internet Initiatives. We have aggressively pursued Internet opportunities, such as online streaming and incorporating advertisement-replacement technologies into streams. We have achieved success with radio streaming and, as a result, all of our stations are currently streamed over the Internet. Further, we believe San Francisco’s KFOG and Dallas’s “The Ticket” are among the most streamed stations in the country. These Internet initiatives expand our audience reach through new distribution methods while offering potential new revenue sources.
Acquisitions and Dispositions

Completed Acquisitions
     There were no completed acquisitions in 2008.
Completed Dispositions
     We completed the sale of our radio station WZZB-AM in Seymour, Indiana for $0.3 million during the three months ended March 31, 2008. We recorded an immaterial gain on this transaction.
     2007
     On December 5, 2007, we completed a transaction with Entercom Communications Corp (“Entercom”) to exchange WSWD-FM for WGRR-FM and certain other intellectual property. Each of the stations included in the exchange serves the Cincinnati, Ohio radio market. Concurrently with first entering into the asset exchange agreement on November 1, 2006, we also entered into an LMA. Pursuant to the LMA, we commenced operation of WGRR-FM and Entercom commenced operations of WSWD-FM. We included the net revenues and station operating expenses associated with operating WGRR-FM in our consolidated financial statements for the years ended December 31, 2007 and 2006. Under the asset purchase agreement and the LMA, there were very few employees hired and a minimal number of contracts assumed. The fair value of the assets acquired in exchange for the assets disposed, were accounted for under SFAS No. 141, which resulted in a fair value of $31.0 million.
KCHZ Trust
     Effective March 1, 2007, KCHZ-FM, which was an asset of a non-guarantor, indirect subsidiary of Radio Holdings, was transferred to another wholly owned, second-tier subsidiary of CMP that is neither directly or indirectly owned by Radio Holdings, and the entity that previously held KCHZ was dissolved. Radio Holdings accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented. As a result of this change, the entity that previously owned KCHZ is no longer included in any financial statements of Radio Holdings. This change in entity occurred as a result of final FCC approval of the transfer of the KCHZ broadcast license.
     KCHZ-FM’s assets were $9.7 million, liabilities were $0.5 million, and equity was $9.2 million as of December 31, 2006. The station contributed net income of $0.0 million from May 5, 2006 (date of inception) to December 31, 2006, and net income of $0.1 million from January 1, 2007 to February 28, 2007.
Acquisition of SPC
     On May 5, 2006, a subsidiary of Radio Holdings acquired the stock of SPC, which, at that point, held only radio assets, in the Acquisition for approximately $1.2 billion. This acquisition gave Radio Holdings station platforms in seven of the top 50 radio markets in the country. Subsequent to the Acquisition, Radio Holdings allocated the purchase price to the tangible and intangible assets of SPC, according to fair value appraisals performed after the closing. The difference between the purchase price and the appraised values assigned to tangible and intangibles assets was recorded as goodwill. This purchase accounting allocation of the acquisition price established the new basis of accounting. Included in intangible assets are FCC licenses and goodwill, neither of which is amortized. Other intangibles consist primarily of pre-sold advertising contracts, which were substantially fully amortized by December 31, 2006.
     Proceeds for the Acquisition were derived from bank financing, high yield unsecured notes (the Existing Notes), and $250 million in sponsor equity. In addition, Radio Holdings obtained $64 million of cash as equity from the asset-based financing, by a third party, of CMP KC, LLC’s radio assets, which were three radio stations contributed by Cumulus as part of its equity contribution to CMP. Management consulted the guidelines issued by the SEC staff under Staff Accounting Bulletin 73 and determined that the cash from CMP KC, LLC constituted equity in Radio Holdings.
     In addition, Radio Holdings recognized approximately $1.5 million in exit activity costs for employee severance and contract termination costs. In accordance with the guidance set forth in Emerging Issue Task Force 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination, Radio Holdings capitalized these costs on the consolidated balance sheet and paid out approximately $1.5 million by December 31, 2007.
Industry Overview
     The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The trends in radio advertising revenue mirrored fluctuations in the current economic environment, yielding mixed results over the last three years. In 2008, advertising revenues decreased 9%, after decreasing 2% in 2007 and increasing approximately 1% in 2006.
     Generally, radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Nielsen, to estimate how many people within particular geographical markets and demographics listen to specific stations.
Advertising Sales
     The primary source of our revenues is the sale of broadcasting time on our radio stations for local, regional and national advertising. During 2008, 2007 and 2006, approximately 81%, 79% and 78%, respectively, of our net revenues were from local and regional advertising and 19%, 21%, and 22%, respectively, of our net revenues were from national advertising during the same periods. We generate additional revenues by marketing our proprietary database of listeners, selling online advertising and sponsoring local events. These other sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time. Like other industry participants, we sometimes utilize trade or barter agreements to exchange advertising time for goods or services such as travel or lodging, instead of for cash. In 2008, 2007, and 2006, our non-cash advertising revenues accounted for approximately 1% of our total advertising revenues.
     Our local advertisers cover a wide range of categories including automotive dealers, airlines, telecommunications, financial institutions, furniture and home furnishings, food and beverage stores, food services, and electronics and equipment. Our contracts with our advertisers are generally short-term.
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
     Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base comprised of specific demographic groups in each of its markets, we are able to attract advertisers seeking to reach those listeners. Radio stations periodically change their formats to compete directly with other stations for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and consequently, in turn, may lower our Station Operating Income.
     Factors that are material to a radio station’s competitive position include station brand identity and loyalty, management experience, the station’s local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each of our markets by extensively researching our stations’ programming, implementing advertising campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising dollars for each station individually. However, we compete with many organizations that have substantially greater financial and other resources than we do.

     In 1996, changes in federal law and FCC rules dramatically increased the number of radio stations a single party can own and operate in a local market. Our management continues to believe that companies that elect to take advantage of those changes by forming groups of commonly owned stations or joint arrangements such as LMAs in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties who own and operate as many or more stations than we do. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those markets or new markets. Some of those other parties and groups are owned or operated by companies that have substantially greater financial or other resources than we do.
     A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited. Under FCC rules that became effective in 2004, the number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Arbitron Metro” (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Arbitron Metro. In those markets that are not in an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. For a discussion of FCC regulation (including recent changes), see “- Federal Regulation of Radio Broadcasting”.
     Our stations also compete for advertising revenue with other media, including low power FM radio stations (that are required to operate on a noncommercial basis), newspapers, broadcast television, cable and satellite television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from companies that use new media technologies that are being developed or have already been introduced, such as the Internet and the delivery of digital audio programming by cable television systems, by satellite radio carriers, and by terrestrial-based radio stations that broadcast digital audio signals. The FCC authorized two companies, who have since merged to provide a digital audio programming service by satellite to nationwide audiences with a multi-channel, multi-format and with sound quality equivalent to that of compact discs. The FCC has also authorized FM terrestrial stations like ours to use two separate antennae to deliver both the current analog radio signal and a new digital signal. The FCC is also exploring the possibility of allowing AM stations to deliver both analog and digital signals.
     We cannot predict how new sources of competition will affect our performance and operating result. Historically, the radio broadcasting industry has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, and the internet. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.
     We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.
Employees
     We currently have approximately 530 full-time and approximately 296 part-time employees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be satisfactory.
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
Federal Regulation of Radio Broadcasting
     General. The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934 (the “Communications Act”). Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates some aspects of radio programming; and has the power under the Communications Act to impose penalties for violations of its rules. The Telecommunications Act of 1996 (the “Telecom Act”) made several changes to the provisions of the Communications Act which affect broadcasting, including amendments which increased the number of radio stations a party could own and operate in a particular market and the circumstances under which the FCC could deny a renewal application for a radio license.
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
     Service Areas. The area served by AM stations is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of transmitter power and antenna height, with stations divided into classes according to these technical parameters.
     There are eight classes of FM radio stations, with each class having the right to broadcast with a certain amount of power from an antenna located at a certain height. The most powerful FM radio stations are Class C FM stations, which operate with the equivalent of 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain and which usually provide service to a large area, typically covering one or more counties within a state. There are also Class C0, C1, C2 and C3 FM radio stations which operate with progressively less power and/or antenna height. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B stations typically serve large metropolitan areas as well as their associated suburbs. There are also Class B1 stations that can operate with 25 kilowatts ERP at an antenna height of up to 328 feet above average terrain. Class A FM stations operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

     The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and/or operated stations as of February 28, 2009, all pending station acquisitions operated under an LMA as of February 28, 2009, and all other announced pending station acquisitions as of February 28, 2009:

		Frequency			Power in
Market and	City of	(FM-MHZ)	FCC	HAAT	Kilowatts	License
Stations	License	(AM-KHZ)	Class	(Meters)	(Day)	Expiration Date
Atlanta, GA
WNNX — FM	College Park	100.5 MHz	C2	298	13.0	April 1, 2012
WWWQ — FM	Atlanta	99.7 MHz	C0	340	97.0	April 1, 2012
Cincinnati, OH
WFTK — FM	Lebanon	96.5 MHz	B	247	19.5	October 1, 2012
WGRR — FM	Hamilton	103.5 MHz	B	316	11.0	October 1, 2012
WRRM — FM	Cincinnati	98.5 MHz	B	246	17.5	October 1, 2012
Dallas, TX
KDBN — FM	Haltom City	93.3 MHz	C2	120	50.0	August 1, 2013
KGVL — AM	Greenville	1400 KHz	C	N/A	1.0	August 1, 2013
KIKT — FM	Greenville	93.5 MHz	A	100	1.8	August 1, 2013
KKLF — AM	Richardson	1700 KHz	B	N/A	10.0	August 1, 2013
KLIF — AM	Dallas	570 KHz	B	N/A	5.0	August 1, 2013
KPLX — FM	Ft. Worth	99.5 MHz	C	511	100.0	August 1, 2013
KTCK — AM	Dallas	1310 KHz	B	N/A	9.0	August 1, 2013
KTDK — FM	Sanger	104.1 MHz	C3	192	6.2	August 1, 2013
Houston, TX
KRBE — FM	Houston	104.1 MHz	C	585	92.2	August 1, 2013
Indianapolis, IN
WFMS — FM	Indianapolis	95.5 MHz	B	302	13.0	August 1, 2012
WISG — FM(1)	Clifford	89.9 MHz	—	25	0.1	September 19, 2011
WJJK — FM	Noblesville	104.5 MHz	B	150	50.0	August 1, 2012
Kansas City, MO
KCFX — FM	Harrisonville	101.1 MHz	C0	335	97.0	February 1, 2013
KCJK — FM	Garden City	105.1 MHz	C1	349	69.0	February 1, 2013
KCMO — AM	Kansas City	710 KHz	B	—	10.0	February 1, 2013
KCMO — FM	Kansas City	94.9 MHz	C0	332	100.0	February 1, 2013
Louisville, KY
WLCL — FM	Sellersburg	93.9 MHz	A	152	2.7	August 1, 2012
WQKC — AM	Jeffersonville	1450 KHz	C	—	1.0	August 1, 2012
San Francisco, CA
KFFG — FM	Los Altos	97.7 MHz	A	136	3.3	December 1, 2013
KFOG — FM	San Francisco	104.5 MHz	B	459	7.1	December 1, 2013
KNBR — AM	San Francisco	680 KHz	A	—	50.0	December 1, 2013
KSAN — FM	San Mateo	107.7 MHz	B	354	8.9	December 1, 2013
KTCT — AM	San Mateo	1050 KHz	B	—	50.0	December 1, 2013
York, PA(2)
WARM — FM	York	103.3 MHz	B	398	6.4	August 1, 2014
WGLD — AM	Red Lion	1440 KHz	D	—	1.0	August 1, 2014
WSBA — AM	York	910 KHz	B	—	5.0	August 1, 2014
WSOX — FM	Red Lion	96.1 MHz	B	290	13.5	August 1, 2014

(1)	Under a Construction Permit

(2)	These stations also reach Lancaster, PA.

     Regulatory Approvals. The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (1) compliance with various rules limiting common ownership of media properties, (2) the financial and “character” qualifications of the assignee or transferee (including those parties holding an “attributable” interest in the assignee or transferee), (3) compliance with the Communications Act’s foreign ownership restrictions, and (4) compliance with other Communications Laws, including those related to programming and filing requirements.
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
     None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations. The Communications Laws will limit the number of additional stations that we may acquire in the future in our existing markets as well as new markets.
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
     On June 2, 2003, the FCC adopted new rules and policies (the “New Rules”) which modify the ownership rules and policies then in effect (the “Current Rules”). Among other changes, the New Rules would (1) change the methodology to determine the boundaries of radio markets, (2) require that JSAs involving radio stations (but not television stations) be deemed to be an attributable ownership interest under certain circumstances, (3) authorize the common ownership of radio stations and daily newspapers under certain specified circumstances, and (4) eliminate the procedural policy of “flagging” assignment or transfer of control applications that raised potential anticompetitive concerns (namely, those applications that would permit the buyer to control 50% or more of the radio advertising dollars in the market, or would permit two entities (including the buyer), collectively, to control 70% or more of the radio advertising dollars in the market). Certain private parties challenged the New Rules in court, and the court issued an order which prevented the New Rules from going into effect until the court issued a decision on the challenges. On June 24, 2004, the court issued a decision which upheld some of the FCC’s New Rules (for the most part, those that relate to radio) and concluded that other New Rules (for the most part, those that relate to television and newspapers) required further explanation or modification. The court left in place, however, the order which precluded all of the New Rules from going into effect. On September 3, 2004, the court issued a further order which granted the FCC’s request to allow certain New Rules relating to radio to go into effect. The New Rules that became effective (1) changed the definition of the “radio market” for those markets that are rated by Arbitron, (2) modified the Current Rules method for defining a radio market in those markets that are not rated by Arbitron, and (3) made JSAs an attributable ownership interest under certain circumstances.
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
     A station that brokers more than 15% of the weekly programming hours on another station in its market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s ownership rules. As a result, a radio station may not enter into an LMA that allows it to program more than 15% of the weekly programming hours of another station in the same market that it could not own under the FCC’s multiple ownership rules.
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
     Under the FCC’s New Rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a radio station cannot have a JSA with another radio station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.
     New Services. In 1997, the FCC awarded two licenses to separate entities (XM Satellite Radio Holding Inc. and Sirius Satellite Radio Inc.) that authorized the licensees to provide satellite-delivered digital audio radio services. XM and Sirius launched their respective satellite-delivered digital radio services shortly thereafter and subsequently filed an application in 2007 with the FCC proposing to merge their two operations into a single company. On August 5, 2008, the FCC released an order granting that application. Private parties filed appeals with the United States Court of Appeals, but the two companies nonetheless consummated their merger in the summer of 2008.
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
     Antitrust and Market Concentration Considerations. Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review by the U.S. Department of Justice (the “DOJ”) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is greater than $65.2 million. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ under the antitrust laws before or after consummation on the basis of a Complaint by a private party or on the agency’s own initiative. At any time before or after the consummation of a proposed acquisition, the DOJ could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire or enter into LMAs or JSAs with other stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of the LMA or JSA or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share.

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
Directors and Executive Officers
     Set forth below is certain information regarding our executive officers and directors.

Name	Age	Position
Lewis W. Dickey, Jr.	47	Chairman, President and Chief Executive Officer and Director
Martin R. Gausvik	52	Executive Vice President, Treasurer and Chief Financial Officer
John G. Pinch	60	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	42	Executive Vice President and Co-Chief Operating Officer
David Tolley	41	Director
     Lewis W. Dickey, Jr. is our Chairman, President and Chief Executive Officer and is a member of our board of directors. Mr. L. Dickey has served as Cumulus’s Chairman, President and Chief Executive Officer since December 2000. Mr. Dickey was one of Cumulus’s founders and initial investors, and served as Executive Vice Chairman of Cumulus from March 1998 to December 2000. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. Mr. Dickey also serves as a member of the National Association of Broadcasters Radio Board of Directors. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John W. Dickey.
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
     John G. Pinch is our Executive Vice President and Co-Chief Operating Officer. Mr. Pinch has served as Cumulus’s Executive Vice President and Co-Chief Operating Officer since May 2007, and prior to that served as its Chief Operating Officer since December 2000, after serving as the President of Clear Channel International Radio (“CCU International”). At CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30-year broadcast veteran and has previously served as Owner/President of WTVK-TV Ft. Myers-Naples, Florida, General Manager of WMTX-FM/WHBO-AM Tampa, Florida, General Manager/Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.
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

     David M. Tolley has been a member of our and CMPSC’s board of directors since May 2006. Mr. Tolley is a Senior Managing Director at The Blackstone Group in the firm’s Private Equity group. Since joining Blackstone in 2000, Mr. Tolley has been involved in Blackstone’s investments in Centennial Communications, Freedom Communications, Montecito Broadcast Group, New Skies Satellites and Sirius Satellite Radio. He focuses on investments in the media and communications sectors. Before joining Blackstone, Mr. Tolley was a Vice President at Morgan Stanley & Co. Mr. Tolley holds a BA from the University of Michigan and an MBA from Columbia Business School. He also serves on the Board of Directors of Freedom Communications.
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
Item 1A. Risk Factors
     Many statements contained in this report are forward-looking in nature. These statements are based on our current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See “Cautionary Statement Regarding Forward-Looking Statements.” Forward-looking statements are subject to numerous risks and uncertainties, including those specifically identified below.
Risks Related to Our Business
Our results of operations have been and could continue to be adversely affected by the downturn in the U.S. economy or in the economies of the regions in which we operate.
     Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, generally tend to decline during an economic recession or downturn. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by the local or regional economic condition. Consequently, a recession in the national economy and the economies of individual geographic markets in which we own or operate stations will likely continue to adversely affect our advertising revenue and, therefore, our results of operations.
     A concentration of stations in any particular market intensifies our exposure to regional economic declines. We are particularly dependent on advertising revenue from the San Francisco, Dallas, Atlanta and Houston markets, which generated in the aggregate approximately 72% of our revenues and 75% of our Station Operating Income for the year ended December 31, 2008. A further economic decline in these markets could adversely impact our cash flow and results of operations.
     Even with a recovery from the current recession in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector fails to recover on pace with the overall economy. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its expenditures may affect our revenue.

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
     The Telecom Act authorized the consolidation of ownership of radio broadcasting stations in the markets in which we operate or may operate in the future. Increased consolidation in our target markets may result in greater competition, including competition for acquisition properties and a corresponding increase in purchase prices we may have to pay for these properties.
We face many unpredictable business risks that could have a material adverse effect on our future operations.
     Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry. These include:
•	changing economic conditions, both generally and relative to the radio broadcasting industry in particular;

•	shifts in population, listenership, demographics or audience tastes;

•	the level of competition from existing or future technologies for advertising revenues including, but not limited to, other radio stations, satellite radio, television stations, newspapers, the Internet, and other entertainment and communications media; and

•	changes in laws as well as changes in governmental regulations and policies and actions of federal regulatory bodies, including the DOJ, the Federal Trade Commission and the FCC.
     Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these risks will have on our future operations. Any one or more of these variables may have a material adverse effect on our future operations.
Disruptions in capital markets could restrict our ability to access further financing.
     We rely in significant part on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our credit facilities. Access to funds under those credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. The disruptions in capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continuation of these disruptions would increase our interest expense and adversely affect our results of operations.
     Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions, could adversely affect our access to financing. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future uses of cash.
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
     The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:
•	audio programming by cable television systems, direct broadcast satellite systems, internet content providers (both landline and wireless), Internet-based audio radio services, satellite delivered digital audio radio service and other digital audio broadcast formats;

•	HD Radio TM digital radio, which could provide multi-channel, multi-format at digital radio serves in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	Low power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations.

     We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies. We cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting industry or on our business.
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
     In addition, although we have the right to terminate the management agreement at any time, including in the event of specified Cumulus management changes, the management agreement does not guarantee the continued services of any of the Cumulus executive officers, and there is no assurance that any such officers will continue to remain with Cumulus and thus serve as our executive officers. The management agreement expires in May 2009, subject to our right to renew for an additional term of two years, a right we presently intend to exercise. Because we are highly reliant on Cumulus management to implement our operating policies and strategies, in the event we are not able to renegotiate the management agreement upon expiration we face the risk that no suitable replacement will be found in a timely fashion or at all. If we are unable to find a suitable replacement, we may not be able to execute our business strategy, which in turn could have a material adverse effect on our business, financial condition and results of operations. See “Certain Relationships and Related Party Transactions, and Director Independence — Cumulus Management Agreement.”
In recent years, the FCC has engaged in more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.
     FCC regulations prohibit the broadcast of “obscene” material at any time and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently increased its enforcement efforts with respect to these regulations. FCC regulatory oversight was augmented by recent legislation that substantially increases the penalties for broadcasting indecent programming (up to $325,000 for each incident) and subjects broadcasters to license revocation, renewal or qualification proceedings under certain circumstances in the event that they broadcast indecent material. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially affected.
Due to the effect of discontinued operations, SPC’s historical consolidated financial statements included in this report are not representative of our results and will not be comparable to our future financial statements.
     The audited consolidated results of operations of SPC included in this report reflect as discontinued operations the results of operations of SPC’s non-radio assets. In accordance with GAAP, we are required to allocate to continuing operations substantially all of the corporate level general and administrative expenses for SPC, which were previously shared among SPC’s cable, dinnerware, real estate and radio operations. In addition, SPC’s audited consolidated statements of cash flows include the cash flows of both the continuing and discontinued operations of

SPC for the periods presented. Additionally, as a result of the Acquisition and related transactions, our assets have been recorded at fair market value in accordance with purchase accounting treatment under GAAP. Finally, for periods after the Acquisition, including the periods from Acquisition to December 31, 2008, we are reporting Radio Holdings’ consolidated financial statements in lieu of separate consolidated financial statements of CMP or SPC. Accordingly, Radio Holdings’ financial statements (included in this annual report) are not comparable to the historical financial statements of SPC included in this annual report.
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
We have written off, and could in the future be required to write off, a significant portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.
     As of December 31, 2008, our FCC licenses and goodwill comprised 73.1% of our assets. Each year, we are required by SFAS No. 142, Goodwill and Other Intangible Assets, to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. In the fourth quarter 2008 and 2007 we recorded impairment charges of approximately $669.8 million and $188.0 million, respectively, in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.
Licensing and ownership rules may limit the growth of our radio broadcasting operations.
     The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. FCC approval is required for the issuance, renewal or transfer of radio broadcast station operating licenses. Our success depends on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years, and are subject to renewal. While we believe that the FCC will approve applications for renewal of our existing broadcast licenses when made, we cannot guarantee that pending or future renewal applications submitted by us will be approved, or that renewals will not include conditions or qualifications that could adversely affect our operations. Part of the regulatory risk stems from the ability of interested third parties to challenge our renewal applications at the FCC and to file complaints with the DOJ. Also, if we or any of our stockholders, officers or directors violate the FCC’s rules and regulations or the Communications Act, or are convicted of a felony, the FCC may commence a proceeding to impose sanctions upon us. Examples of sanctions include the imposition of fines, the revocation of one or more of our broadcast licenses or the renewal of one or more of our broadcast licenses for a term of fewer than eight years. If the FCC were to issue an order denying a license renewal application or revoking the license of one of our stations, and we were unable to have the FCC or the courts reverse that order, we would be forced to cease operating the radio station.
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
     The FCC has indicated that it will no longer on its own initiative examine the advertising revenue share of an entity when it proposes to acquire one or more stations in a particular market when the FCC reviews the assignment or transfer application for that acquisition. However, the FCC retains the right to consider advertising revenue shares in response to an objection to the application or its own initiatives. In addition, the DOJ, either directly through its administration of the HSR Act pre-merger notification requirements, or generally, has taken an active role in reviewing certain acquisitions of stations and, in some instances, has conditioned its clearance on the buyer’s agreement not to acquire or later sell one or more stations to limit the buyer’s revenue share in the market.
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
     In June 2004, the Third Circuit remanded to the FCC for further explanation or modification many of the ownership rule changes that affect the radio broadcasting business, including the FCC decision to retain the existing limitations on the number of radio stations an entity can own in a particular market. However, the court indicated its approval of the FCC’s decisions to use Arbitron Metro markets to define local radio markets, to count non-commercial educational radio stations in determining the size of a market, and to attribute ownership in a radio station to a party who sells advertising on a station under a joint sales agreement if that party has another station in the same market. As to these approved changes, in September 2004, the Third Circuit granted an FCC motion and partially lifted its stay on the implementation of these rules. On February 4, 2008, the FCC issued a Report and Order and Order on Reconsideration which changed Commission rules to allow common ownership of a radio station or a television station and a daily newspaper in the top 20 DMAs and to consider waivers to allow cross- ownership of a radio or television station with a daily newspaper in other DMAs. The FCC retained all pre-existing rules relating to radio ownership without change.

Risks Related to Our Indebtedness
Even though the 2009 Exchange Offer was successfully completed, if we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.
     As a result of the 2009 Exchange Offer, we reduced the outstanding principal amount of the Existing Notes from $187.6 million to $12.1 million. In addition, in the 2009 Exchange Offer, we sought and received the requisite consents from eligible holders of our Existing Notes to approve certain amendments to the indenture governing the Existing Notes that eliminated substantially all of the restrictive covenants, certain events of default and other related provisions in the indenture.
     Despite the significant reduction in outstanding principal amount of the Existing Notes, and the removal of restrictive covenants with respect to the Existing Notes, we continue to have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. We may not be able to meet these restrictive financial covenants and may not be able to maintain compliance with certain financial ratios in our senior secured credit facility that become more restrictive effective September 30, 2009. In that event, we would need to seek an amendment to, or a refinancing of, our senior secured credit facility. There can be no assurance that we can obtain any amendment or waiver of, or refinance that facility and, even if we do, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event we do not maintain compliance with the covenants under the senior secured credit facility, our lenders could declare an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. In addition, an event of default under the senior secured credit facilities or an acceleration of indebtedness outstanding there under would cause cross-defaults or cross-acceleration under the indentures governing our outstanding debt securities and certain of our other agreements.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
     As of December 31, 2008, our long-term debt, including the current portion, was $941.8 million, representing approximately 190.5% of our stockholders’ equity. Our credit facilities have interest and principal repayment obligations that are substantial in amount. As of December 31, 2008 we have no availability for borrowing under our senior secured revolving credit facility.
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
     We and our restricted subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the credit agreement governing our senior secured credit facilities and the indenture governing our New Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
     The credit agreement governing the senior secured credit facility and the indenture governing the New Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:
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

Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions related to, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, and the industry in which it operates. These statements are included in, among other places, in the sections entitled “Risk Factors” and “Business” included in this report. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirely by the cautionary statements.
     The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:
•	our substantial indebtedness and debt service obligations;

•	our ability to refinance our debt and access adequate capital as needed on favorable terms;

•	interest rate movement;

•	general economic and business conditions, both nationally and in our markets;

•	expectations and estimates concerning future financial performance;

•	the impact of competition from other radio stations, media forms and communication service providers;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules;

•	increases in programming costs;

•	the accuracy of our predictions of anticipated trends in its business;

•	advances in technology and our ability to adapt to and capitalized on such advances;

•	decreases in our customers’ advertising expenditures;

•	our ability to achieve anticipated cost savings; and

•	other factors contained in our reports filed with the SEC.
     Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this report as intended, planned, anticipated, believed, estimated or expected. Accordingly, these forward-looking statements are qualified in their entirety by reference to the factors described under the section “Risk Factors”. The risk factors included in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
     We do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.
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

     At December 31, 2008, we owned studio facilities in one of our nine markets and we owned transmitter and antenna sites in seven of our nine markets. In addition, our headquarters are at the headquarters of Cumulus, which is located in leased office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.
     No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties.

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
     During the fourth quarter, October 1, 2008 through December 31, 2008, there were no matters submitted to a vote of security holders.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
     Our common stock is not publicly traded and there is no established public trading market for our common stock.
Holders
     As of December 31, 2008, there was one holder of record of our common stock.
Dividends
     We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business.

Item 6.	Selected Consolidated Financial Data
     The selected consolidated financial data presented below has been derived from our audited consolidated financial statements as of and for the year ended December 31, 2008 and 2007, the audited consolidated financial statements of SPC (as of and for the period from January 1, 2006 to May 4, 2006) and of Radio Holdings (as of and for the period from May 5, 2006—the Acquisition—to December 31, 2006), and the audited consolidated financial statements of SPC as of and for the year ended December 31, 2005, each included elsewhere in this annual report, as well as the audited consolidated financial statements of SPC as of and for the year ended December 31, 2004. The unaudited pro forma condensed consolidated information for the year ended December 31, 2006, gives effect to the Pro Forma Adjustments described in further detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	(Dollars in thousands)
	Radio Holdings			SPC	Radio Holdings	SPC
	Year Ended		May 5 Through	January 1	Pro Forma	Year Ended
	December 31,		December 31,	Though May 4,	December 31,	December 31,
	2008	2007	2006	2006	2006	2005	2004
					(Unaudited)
STATEMENT OF OPERATIONS DATA:
Net revenues	$203,412	$223,437	$155,607	$65,987	$222,012	$231,587	$231,058
Operating expenses:
excluding depreciation, amortization, and including non-cash contract termination cost of $6,723 for the period May 5, 2006 through December 31, 2006	119,970	123,388	91,870	49,510	138,400	152,542	147,608
Corporate general and administrative expenses(1)	7,152	7,214	4,106	31,029	7,425	24,708	20,297
Depreciation and amortization, including pre-sold advertising amortization of $23,023 for the period May 5, 2006 through December 31, 2006(2)	7,353	10,393	30,798	2,421	35,343	7,401	7,759
(Gain)/Loss on sale of assets(3)	(6)	96	—	—	—	(300)	(10,151)
Costs related to sale of business, principally advisory fees	—	—	—	14,513	—	—	—
Impairment of goodwill and intangible assets	669,786	188,019	—	—	—	—	—
Impairment of long-term investment	2,991	5,509	—	—	—	—	(261)

Total operating expenses	807,246	334,619	126,774	97,473	181,168	184,351	165,252

Operating income (loss) from continuing operations	(603,834)	(111,182)	28,833	(31,486)	40,844	47,236	65,806
Other income (expense) from continuing operations:
Interest expense(4)	(65,309)	(78,509)	(54,061)	(4,638)	(80,369)	(17,141)	(19,841)
Gain (loss) on early extinguishment of debt(5)	20,935	1,258	—	(6,492)	—	—	(3,024)
Other income (expense)	(9)	(323)	(1,655)	—	1,675	—	—

Income (loss) from continuing operations before income taxes and minority interests	(648,217)	(188,756)	(26,883)	(42,616)	(37,850)	30,095	42,941
Provision (benefit) for income taxes	(122,588)	(3,466)	(8,276)	(16,640)	(12,131)	4,541	17,543
Minority interests(6)	—	—	—	(1,368)	—	1,795	(8,507)

Earnings (loss) from continuing operations	$(525,629)	$(185,290)	$(18,607)	$(27,344)	$(25,719)	$27,349	$16,891
Discontinued operations:
Gain (loss) from operations of discountinued operations (including gain on sale of $498,387 in 2006)	—	—	—	502,718	—	(19,659)	(12,866)
Provision (benefit) for income taxes	—	—	—	195,647	—	(9,765)	(2,321)
Minority interest income (expense)	—	—	—	(73,966)	—	(1,446)	(997)

Gain (loss) on discontinued operations	—	—	—	233,105	—	(11,340)	(11,542)

Net income (loss)	$(525,629)	$(185,290)	$(18,607)	$205,761	$(25,719)	$16,009	$5,349

OTHER FINANCIAL DATA
Station Operating Income (7)	$83,442	$100,049	$63,737	$16,477	$83,612	$79,045	$83,450
Cash provided by (used in) operating activities	$25,977	$14,905	$22,706	$(204,009)	* *	$60,491	$119,903
Cash provided by (used in) investing activities	$1,120	$(1,059)	$(1,220,515)	$719,806	* *	$(3,191)	$(169,868)
Cash provided by (used) in financing activities	$54,194	$(19,849)	$1,205,707	$(523,134)	* *	$(56,766)	$45,469

BALANCE SHEET DATA
Total assets	$665,222	$1,277,692	$1,494,386	$454,497	$1,494,386	$878,796	* *
Long-term debt (including current portion)	$941,774	$910,159	$931,500	$208,153	$931,500	$255,328	* *
Total stockholder’s equity	$(430,197)	$96,031	$281,503	$99,747	$281,503	$74,118	* *

**	Calculation not meaningful

(1)	Corporate general and administrative expenses during the historical periods consist of substantially all of the corporate level general and administrative expenses for SPC, which were previously shared among SPC’s cable, dinnerware, real estate and radio operations. The portion of these expenses that were not internally allocated to the “Radio” segment is recorded in “other” segment. The portion that was internally allocated to Radio Holdings includes amounts paid to SPC and Media for SPC’s corporate management and shared services under a management agreement that was terminated in connection with the Acquisition. Corporate general and administrative expenses on a pro forma basis reflect a decrease primarily relating to the elimination of certain costs and a replacement of costs with the annual management fee payable under the management agreement with Cumulus equal to the greater of $4.0 million or 4% of Holdings’ consolidated EBITDA (as described in the management agreement with Cumulus) with certain adjustments. See the notes to the audited consolidated financial statements of SPC for segment information for continuing operations.

(2)	For the years ended December 31, 2004 and 2005, the portion of depreciation and amortization attributable to SPC’s radio operations was $6.6 million and $6.2 million, respectively. See the notes to the audited consolidated financial statements of SPC for segment information for continuing operations.

(3)	On November 12, 2004, SPC’s subsidiary, Susquehanna Media Co., sold the assets of a radio station for $11.5 million in cash. The gain on the sale recognized in 2004 was $10.2 million. An additional $0.3 million of gain was recognized in 2005. See notes to the audited consolidated financial statements of SPC for additional information.

(4)	Interest expense attributed to SPC’s radio operations for the years ended December 31, 2004 and 2005 was $8.0 million and $4.1 million, respectively. Interest expense for the year ended December 31, 2004 includes $3.6 million of interest and $0.1 million of other expense related to the summary judgment grated in favor of Bridge Capital Investors II against SPC’s indirect subsidiary, Susquehanna Radio Corp., by the United States District Court for the Northern District of Georgia on January 26, 2005. Pro forma interest expense includes amortization of capitalized debt issuance cost.

(5)	Represents a $3.0 million loss on debt extinguishment (including $0.9 million charge for unamortized deferred financing costs) incurred in 2004 relating to the redemption of SPC’s then-outstanding 8.5% senior subordinated notes due 2009. See the notes to the audited consolidated financial statements of SPC for additional information.

(6)	Represents changes in the value of (a) outstanding shares under Susquehanna Radio Corp.’s Employee Stock Plan (“ESOP”) that allowed certain key employees to purchase Susquehanna Radio Corp.’s Class B non-voting common stock and (b) outstanding shares of station subsidiaries owned by persons other than SPC and its subsidiaries. Those shares and other interests were redeemed or eliminated prior to, or in connection with the Acquistion. See the notes to the audited consolidated financial statements of SPC for additional information.

(7)	The following table sets forth a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP for the periods shown below.

			(Dollars in thousands)
	Radio Holdings			SPC	Radio Holdings	SPC
	Year Ended		May 5 Through	January 1	Pro Forma	Year Ended
	December 31,		December 31,	Through May 4,	December 31,	December 31,
	2008	2007	2006	2006	2006	2005	2004
Operating income (loss) from continuing operations	$(603,834)	$(111,182)	$28,833	$(31,486)	40,844	$47,236	$65,806
Corporate general and administrative expenses	7,152	7,214	4,106	31,029	7,425	24,708	20,297
Depreciation and amortization	7,353	10,393	30,798	2,421	35,343	7,401	7,759
(Gain)/Loss on sale of assets	(6)	96	—	—		(300)	(10,151)
Costs related to sale of business principally advisory fees	—	—	—	14,513	—	—	—
Impairment of goodwill and intangible assets	669,786	188,019	—	—	—	—	—
Impairment of long-term investment	2,991	5,509	—	—	—	—	(261)

Station Operating Income	$83,442	$100,049	$63,737	$16,477	83,612	$79,045	$83,450

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates as well as a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K as well as the information set forth in Item 1A “Risk Factors”.
Highlights during 2008 and Overview
     The advertising environment for 2008 lagged behind 2007. The RAB has reported that trends in radio advertising revenue mirrored fluctuations in the current economic environment yielding mixed results over the last three years. In 2008, CMP’s advertising revenues decreased 9%, after decreasing 2% in 2007 and increasing only 1% in 2006. Our political revenues increased by $2.8 million compared to 2007 due to 2008 being a presidential election year.
     We recorded total impairment charges of $669.8 million in order to reduce the carrying value of certain broadcast licenses and goodwill. The impairment loss in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 10 in the accompanying notes to the financial statements), was primarily due to: (1) an increase in the discount rate used for valuation purposes; (2) a decrease in prevailing station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.
Liquidity Considerations
     As the capital and credit market crisis has worsened during the fourth quarter of 2008 and early 2009, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we further refined our 2009 business plan to incorporate a further reduction in our forecasted 2009 revenues and additional cost reductions to mitigate the impact of our anticipated decline in 2009 revenue.
     Based upon actions we have already taken, including the 2009 Exchange Offer and various cost reduction activities in our markets (which have mainly been head count reductions implemented in the fourth quarter 2008) management believes that CMPSC will continue to be in compliance with all of its debt covenants through at least December 31, 2009 (which become more restrictive effective September 30, 2009 and December 31, 2009). See further discussion of liquidity considerations in “— Liquidity and Capital Resources —  Sources of Liquidity” below and Note 1 to the consolidated financial statements.

     Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate incremental value to our existing portfolio of radio stations, and as such, our management is committed to completing only those acquisitions that they believe will increase our Station Operating Income. The compression of publicly traded radio broadcast company multiples since 2005, combined with a market for privately held radio stations that did not see corresponding multiples compression, translated to minimal acquisition activity for us in 2008.
     As of December 31, 2008, the effective interest rate on the borrowings pursuant to the credit facility was approximately 3.65%. As of December 31, 2008, our average cost of debt, including the effects of our derivative position, was 4.89%.
     Subsequent to year end, on March 26, 2009, we and CMPSC completed the exchange of $175,464,000 aggregate principal amount of Existing Notes, which represented 93.5% of the total principal amount outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of our common stock.
     Our business is managed by Cumulus under a management agreement between us and Cumulus. Pursuant to the management agreement, Cumulus provides managerial and administrative services, and assumes responsibility for all salary, benefits and related compensation expenses of our management team for these services, in exchange for an annual cash fee of the greater of $4.0 million or 4% of our consolidated EBITDA (as described in the Cumulus management agreement). From January 1, 2008 through July 30, 2008, CMP’s subsidiaries had an agreement with the equity investors, excluding Cumulus, under which an annual cash payment of $1.0 million or 1% of EBITDA is paid to cover ongoing investor expenses. Pursuant to an amendment to this agreement, after July 30, 2008, CMP’s annual aggregate payment obligation for such services was reduced by two-thirds and is payable solely to The Blackstone Group.
Advertising Revenue and Station Operation Income
     Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.
     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $2.7 million in 2008, $3.0 million in 2007, and $1.5 million in 2006. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 15.0% of our total revenues in 2008, 15.0% of our total revenues in 2007, and 13.1% of our total revenues in 2006. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the second and fourth calendar quarters will generally produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all.
     For 2008, 2007, and 2006, our revenues were concentrated in the Atlanta, Dallas, and San Francisco geographic markets as follows: 9%, 11% and 10%, respectively, in Atlanta; 24%, 25% and 24%, respectively, in Dallas; and 29%, 30% and 25%, respectively, in San Francisco.

Results of Operations
     The following tables set forth components of our consolidated historical results of operations from continuing operations for the years ended December 31, 2008, 2007 and 2006, as well as percentage changes in results for each year. We also include, on a pro forma basis, our results of operations for the year ended December 31, 2006, to exclude certain results as discussed later in this section in “Unaudited Condensed Pro Forma Consolidated Statement of Operations” for the period of January 1, 2006 through May 4, 2006.

	Radio Holdings			Amount Change		Percent Change
	Year Ended		Pro	2008	2007 vs.	2008	2007
	December 31,		Forma	vs.	Pro Forma	vs	vs Pro
	2008	2007	2006	2007	2006	2007	Form 2006
Net revenues	$203,412	$223,437	$222,012	$(20,025)	$1,425	-9.0%	0.6%

Operating expenses:
Station operating expense excluding depreciation amortization and including non-cash contract termination costs of $6,723 for the period May 5, 2006 through December 31, 2006	119,970	123,388	138,400	(3,418)	(15,012)	-2.8%	-10.8%
Corporate general and administrative expenses	7,152	7,214	7,425	(62)	(211)	-0.9%	-2.8%
Depreciation and amortization, including pre-sold advertising amortization of $23,023 for the period May 5, 2006 through December 31, 2006	7,353	10,393	35,343	(3,040)	(24,950)	-29.3%	-70.6%
(Gain)/Loss on sale of assets	(6)	96	—	(102)	96	-106.3%	* *
Impairment of goodwill and intangible assets	669,786	188,019	—	481,767	188,019	256.2%	* *
Impairment of long-term investment	2,991	5,509	—	(2,518)	5,509	-45.7%	* *

Total operating expenses	807,246	334,619	181,168	472,627	153,451	141.2%	84.7%

Operating income (loss) from continuing operations	(603,834)	(111,182)	40,844	(492,652)	(152,026)	443.1%	** %
Non-operating income (expense) from continuing operations:
Interest expense, net	(65,309)	(78,509)	(80,369)	13,200	1,860	-16.8%	-2.3%
Gain on early extinguishment of debt	20,935	1,258	—	19,677	1,258	1564.1%	* *
Other income (expense)	(9)	(323)	1,675	314	(1,998)	-97.2%	-119.3%

Income (loss) from continuing operations before income taxes and minority interest	(648,217)	(188,756)	(37,850)	(459,461)	(150,906)	243.4%	398.7%
(Benefit) provision for income taxes	(122,588)	(3,466)	(12,131)	(119,122)	8,665	3436.9%	-71.4%
Minority interest income (expense)	—	—	—	—	—	* *	* *

Earnings (loss) from continuing operations	$(525,629)	$(185,290)	$(25,719)	$(340,339)	$(159,571)	183.7%	620.4%

**	Calculation not meaningful
     The discussion of the results of operations below is significantly affected by our acquisition of SPC on May 5, 2006 and the resulting allocation of purchase price to the acquired assets and liabilities. The results of operations for the year ended December 31, 2008 and 2007 are not comparable to the fiscal year ended December 31, 2006. Please see Year Ended December 31, 2007 Compared to the Pro Forma Year Ended December 31, 2006 for a comparison of our 2007 results versus Pro forma 2006 results.

     Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Net Revenues. Net revenues decreased by $20.0 million, or 9.0%, to $203.4 million for the period ended December 31, 2008 compared to $223.4 for the year ended December 31, 2007, reflecting a decrease in demand for advertising due to the impact of the current economic recession partially offset by a $2.8 million increase in political revenue. Management has implemented numerous sales initiatives nationwide in an effort to facilitate growth primarily by targeting new industries and markets for penetration.
     Station Operating Expenses, excluding Depreciation and Amortization. Station operating expenses, excluding depreciation and amortization, decreased $3.4 million, or 2.8%, to $120.0 million for the year ended December 31, 2008 compared to $123.4 for the year ended December 31, 2007, primarily attributable to certain cost containment initiatives across our station platform. Management is focused on preserving our operating income and cash flows from operations by reducing our variable costs in an effort to keep pace with the current downturn in demand for advertising.
     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses remained virtually flat decreasing $0.1 million, or 0.9%, to $7.1 million for the period ending December 31, 2008 compared to $7.2 million for the year ended December 31, 2007.
     Depreciation and Amortization. Depreciation and amortization decreased $3.0 million, or 29.3%, to $7.4 million for the year ended December 31, 2008 compared to $10.4 million for the year ended December 31, 2007, primarily attributable to a decrease in amortization due to certain intangible assets becoming fully amortized.
     Impairment Charge. SFAS No. 142, Goodwill and Other Intangible Assets, requires us to review the recorded values of our FCC licenses and goodwill for impairment on an annual basis. We recorded total impairment charges of $669.8 million in order to reduce the carrying value of certain broadcast licenses and goodwill. The impairment loss recorded in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 10 in the notes to the accompanying financial statements), was primarily due to: (1) an increase in the discount rate used for valuation purposes; (2) a decrease in prevailing station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.
     Impairment of long-term investment. We recorded an impairment charge of $3.0 million and $5.5 million for the years ended December 31, 2008 and December 31, 2007 associated with our long-term investment in New Radio Ventures.
     Other Expense (Income) Interest expense, net of interest income, decreased $13.2 million, or 16.8%, to $65.3 million for the year ended December 31, 2008 compared to $78.5 million for the year ended December 31, 2007, primarily attributable to a lower average cost of bank debt and decreased levels of Existing Notes outstanding during 2008. Given the results of the 2009 Exchange Offer, we expect that interest expense in 2009 will be significantly lower than 2008.
     Gain on Early Extinguishment of Debt. Gain on early extinguishments of debt totaled $20.9 million for the year ended December 31, 2008 compared with a gain of $1.3 million for the year ended December 31, 2007, primarily attributable to the repurchase of $55.1 million of the Existing Notes in market transactions. The net gain was comprised of $22.6 million in redemption cost under the face value of the Existing Notes offset by a $1.7 million charge for unamortized deferred financing costs.
     Income Taxes. Income tax benefit totaled $122.6 million for the year ended December 31, 2008 compared to a $3.5 million tax benefit for the year ended December 31, 2007. The income tax benefit in both periods is primarily due to the impairment charge on intangible assets.

     Station Operating Income. As a result of the factors described above for the period ending December 31, 2008, Station Operating Income decreased by $16.6 million, or 16.6%, to $83.4 million compared to $100.0 million for the year ended December 31, 2007. (See footnote 7 to Item 6. “Selected Consolidated Financial Data” for a reconciliation of Station Operating Income to its most directly comparable financial measure, calculated and presented in accordance with GAAP).
     Intangible Assets. Intangible assets, net of amortization, were $491.1 million and $1,163.9 million as of December 31, 2008 and 2007, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to a $669.8 million impairment charge recorded for the year ended December 31, 2008, in connection with our annual impairment evaluation of intangible assets.
     In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods. The annual impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairments tests are performed. The current economic pressures now impacting both the national and a number of our local economies may result in non-cash impairments in future periods. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates; (b) a decline in our industry forecasted operating profit margins; (c) the potential for a continued decline in advertising market revenues within the markets we operate stations; or (d) the sustained decline in the selling prices of radio stations.
     Year Ended December 31, 2007 Compared to the Pro Forma Year Ended December 31, 2006
     Unaudited Pro Forma Condensed Consolidated Statement of Operations
     The following unaudited pro forma condensed consolidated statement of operations information for the year ended December 31, 2006, gives effect to the pro forma adjustments described below on the results of operations of Radio Holdings. The Acquisition occurred on May 5, 2006 and thus substantially all of the pro forma adjustments relate to the period from January 1, 2006 through May 4, 2006. The pro forma adjustments include:
•	the Acquisition;

•	interest expense for the issuance of $250 million of the Existing Notes;

•	interest expense for the borrowing of $700 million of term loans under Radio Holdings’ senior secured credit facilities;

•	the elimination of certain corporate level general and administrative expenses;
•	the elimination of minority interest, the impact of the SPC tax-sharing agreement and certain other liabilities retained by the selling stockholders of SPC; and

•	the elimination of minority interest, the impact of the SPC tax-sharing agreement and certain other liabilities retained by the selling stockholders of SPC; and
•	elimination of certain interest expense due to the repayment of SPC’s then-existing indebtedness.
     The unaudited pro forma condensed consolidated statement of operations information gives effect to the pro forma adjustments as if they had occurred on January 1, 2006.
     The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma condensed consolidated statement of operations information is presented for informational purposes only and does not purport to represent what our results of operations would have been had the pro forma adjustments actually occurred on the dates indicated, and they do not purport to project our results of operations for any future period or as of any future date. The unaudited pro forma condensed consolidated statement of operations information should be read in conjunction with the information contained in other sections of this annual report, particularly the sections entitled “Business—Acquisition of SPC,” “Selected Historical Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this annual report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to the unaudited pro forma condensed consolidated statement of operations information.
Unaudited Pro Forma Condensed Consolidated Statement of Operations Information
for the Year Ended December 31, 2006

	SPC	Radio Holdings
	Historical	Historical					Pro Forma
	January 1, to	May 5, to	Historical	Pro Forma			Consolidated
	May 4, 2006	December 31, 2006	Total	Adjustments			Total
	(Dollars in thousands)
Net Revenues	$65,987	$155,607	$221,594	$418	(a	)	$222,012
Operating expenses:							—
Station operating expense excluding depreciation amortization and including non-cash contract termination costs of $6,723	49,510	91,870	141,380	(2,980)	(b	)	138,400
Corporate, general, and administrative expenses	31,029	4,106	35,135	(27,710)	(c	)	7,425
Depreciation and amortization	2,421	30,798	33,219	2,124	(d	)	35,343
Costs related to sale of business, principally advisory fees	14,513	—	14,513	(14,513)	(e	)	—

Total operating expenses	97,473	126,774	224,247	(43,079)			181,168

Operating income (loss) from continuing operations	(31,486)	28,833	(2,653)	43,497			40,844
Non-operating income (expense) from continuing operations:
Interest expense, net	(4,638)	(54,061)	(58,699)	(21,670)	(f	)	(80,369)
Loss on early extinguishment of debt	(6,492)	—	(6,492)	6,492	(g	)	—
Other income (expense)	—	—	—	1,675	(h	)	1,675

Loss from continuing operations before income taxes and minority interest	(42,616)	(25,228)	(67,844)	29,994			(37,850)
(Benefit) provision for income taxes	(16,640)	(8,276)	(24,916)	12,785	(i	)	(12,131)
Minority interest income (expense)	(1,368)	—	(1,368)	1,368	(j	)	—

Loss from continuing operations	$(27,344)	$(16,952)	$(44,296)	$18,577			$(25,719)

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations Information.

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations Information

(a)	Reflects the additional revenue generated by a radio station, for the period January 1, 2006 through May 4, 2006, which was contributed to us on May 5, 2006 by an affiliate.

(b)	Reflects the decrease in station operating expense primarily related to the elimination of expenses associated with an ESOP and pension plan that was terminated in connection with the Acquisition. Ongoing benefits and overall compensation structure do not include an employee stock purchase plan or pension plan or otherwise replace this benefit. There is also an increase of station operating expenses of $0.2 million for the January 1, 2006 through May 4, 2006, resulting from stations contributed to us on May 5, 2006 by an affiliate.

(c)	Reflects the decrease in corporate, general, and administrative expenses primarily relating to the elimination of expenses that have been replaced by those contractually provided under the Cumulus management agreement for an annual cash fee that is the greater of $4 million or 4% of Holdings’ consolidated free cash flows (as described in the Cumulus management agreement) with certain adjustments. Ongoing advisory fees payable to the Sponsors pursuant to the advisory services agreement, which annually total the greater of $1 million or 1% of Holdings’ consolidated free cash flows (as described in the Cumulus management agreement) with certain adjustments, have been added to the corporate, general, and administrative expenses.

(d)	Reflects the increase in depreciation and amortization expense primarily due to the amortization of identified intangible assets using a weighted average straight-line life of 1.2 years. These intangible assets exclude broadcast licenses which are not amortized because they are classified as having indefinite lives.

(e)	Reflects the elimination of certain non-recurring costs related to the sale of the business by the previous SPC shareholders.

(f)	Reflects the increase in interest expense resulting from the issuance of debt to finance a portion of the purchase price for the Acquisition. The interest rate on the new debt of $950.0 million is assumed to be at a weighted average of 8.3%. A 1/8% fluctuation of the weighted average interest rate would result in a change in interest expense and net loss of approximately $1.2 million and approximately $0.8 million before and after taxes, respectively. Pro forma interest expense includes amortization of capitalized debt issuance costs.

(g)	Reflects the elimination of non-recurring costs related to the termination of certain credit facilities due to the repayment of all existing debt of SPC.

(h)	As of the consummation of the Acquisition, Radio Holdings incurred approximately $1.7 million in expenses related to a commitment fee for a bridge loan which could have been activated if needed to complete the transaction. The bridge loan was never utilized and the commitment was terminated and a termination fee was paid. This amount is non-recurring and was included in the unaudited pro forma a condensed consolidated statement of operations.

(i)	Reflects the income tax benefit at an effective tax rate of 30.55%. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the future, if estimates of future taxable income are reduced.

(j)	Reflects the elimination of minority interest that was made because those interest were redeemed or eliminated prior to, or in connection with, the Acquisition.

     Net Revenues. Net revenues basically remained flat year over year, increasing by $1.4 million, or 0.6%, to $223.4 million for the year ended December 31, 2007 over the pro forma year ended December 31, 2006.
     Station Operating Expenses, excluding Depreciation and Amortization. Station operating expenses, excluding depreciation and amortization, decreased $15.0 million, or 10.8%, to $123.4 million from the pro forma year ended December 31, 2006. This decrease was primarily attributable to the full-year impact of staffing reductions and other operating expense reduction activities that were implemented following the Acquisition.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.2 million, or 2.8%, to $7.2 million for the year ended December 31, 2007, compared to $7.4 million for the pro forma year ended December 31, 2006.
     Depreciation and Amortization. Depreciation and amortization decreased $25.0 million to $10.4 million for the year ended December 31, 2007, compared to the pro forma year ended December 31, 2006. This decrease was primarily attributable to $23.0 million of amortization related to pre-sold advertising that was allocated to intangible assets in the purchase price allocation that was expensed in 2006.
     Impairment Charge. SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We recorded total impairment charges of $188.0 million in 2007 in order to reduce the carrying value of certain broadcast licenses and goodwill.
     Impairment of long-term investment. We recorded an impairment charge of $5.5 million for the years ended December 31, 2007 associated with a long-term investment.
     Other Expense (Income). Interest expense, net of interest income, decreased by $1.9 million, or 2.3% to $78.5 million from the year ended December 31, 2007 compared to the pro forma year ended December 31, 2006.
     Gain (Loss) on Early Extinguishment of Debt. Gain on early extinguishments of debt totaled $1.3 million for the year ended December 31, 2007 as compared with $0.0 million for the pro forma year ended December 31, 2006.
     Income Taxes. Income tax benefit totaled $3.5 million in 2007, compared to a $12.1 million in the pro forma year ended December 31, 2006. The 2007 benefit is primarily driven by the impairment charge recorded.
     Station Operating Income. As a result of the factors described above for the period ending December 31, 2007, Station Operating Income increased by $16.4 million, a 19.7% increase over the pro forma year ended December 31, 2006 to $100.0 million from $83.6 million in 2006. (See footnote 7 to Item 6. “Selected Consolidated Financial Data” for a reconciliation of Station Operating Income to its most directly comparable financial measure, calculated and presented in accordance with GAAP).
     Intangible Assets. Intangible assets, net of amortization, were approximately $1,163.9 million and $1,356.2 million as of December 31, 2007 and as of December 31, 2006 (on a pro forma basis), respectively. These intangible assets primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-corporate agreements. Intangible assets, decreased $192.3 million primarily due to a $188.0 million impairment charge we recorded in connection with our annual impairment testing.
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

Liquidity and Capital Resources
     Historically, our principal needs for liquidity have been to fund expenses associated with station and corporate operations, capital expenditures, payment of the management fee and expenses under the Cumulus management agreement, interest and debt service payments, as well as possible acquisitions of radio stations. In addition, we or our affiliates may, from time to time, in our or their sole discretion, purchase, repay, redeem or retire the Existing Notes or New Notes, in privately negotiated or open-market transactions, by tender offer or otherwise, in accordance with their respective indentures, the terms and conditions of the credit agreement governing CMPSC’s credit facility, and applicable SEC and marketplace rules and regulations. Our principal sources of funds for these requirements have been, and are expected to continue to be, cash flow from operations and cash flow from financing activities, such as borrowings under our existing senior credit facilities and long-term intercompany borrowings, although as of the date of this report, we have no additional credit availability under our revolving credit facilities. See “— Sources of Liquidity.” Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media. In addition, borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance.
Consideration of Recent Economic Developments and the Outlook for 2009
     The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. In consideration of current and projected market conditions, overall advertising is expected to continue to decline. Therefore, in conjunction with the development of the 2009 business plan, management continues to assess the impact of recent market developments on a variety of areas, including the forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan to incorporate a reduction in the forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and the first quarter 2009 to mitigate the impact of CMP’s anticipated decline in 2009 revenue.
     Additionally, Radio Holdings and CMPSC commenced the 2009 Exchange Offer on March 9, 2006, pursuant to which we offered to exchange all of our Existing Notes for (1) up to $15 million aggregate principal amount of the New Notes, (2) up to $35 million in shares of the New Preferred Stock, and (3) New Warrants exercisable for shares of our common stock representing, in the aggregate, up to 40% of the outstanding common stock on a fully diluted basis.
     Pursuant to the 2009 Exchange Offer, on March 26, 2009, Radio Holdings and CMPSC completed the exchange of $175,464,000 aggregate principal amount which represented 93.5% of the total principal amount of Existing Notes outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of our common stock. As a result, as of April 3, 2009, we reduced the amount of outstanding principal amount of the Existing Notes from $187.6 million to $12.1 million. No additional Existing Notes were tendered for exchange after March 26, 2009 but prior to April 5, 2009, the expiration date of the 2009 Exchange Offer.

Sources of Liquidity
     The following table summarizes our total long-term debt as of December 31, 2008.

2008
9.875% Senior subordinated notes	$187,594
Term loan	$657,500
Revolver	$96,680

Total	$941,774
Less amounts payable within one year	7,000

$934,774

     On May 5, 2006, in connection with the consummation of the Acquisition, CMPSC entered into a credit agreement with Deutsche Bank Trust Company Americas, as administrative agent, and the lenders party thereto, related to CMPSC’s senior secured credit facilities. The credit agreement provides for a term-loan facility in the original aggregate principal amount of $700 million and a revolving credit facility of $100 million. In order to finance part of the Acquisition, we drew the entire $700 million term loan on May 5, 2006, and on that date our lenders used $3.3 million in letters of credit in order to cover pre-existing workers’ compensation claims.
     Borrowings under the term loan bear interest at a rate of 2% above LIBOR or 1% above the alternate base rate, as defined in the credit agreement. At December 31, 2008 and 2007, CMPSC’s effective interest rate on the loan amounts outstanding under the senior secured credit facilities were 3.650% and 7.606%, respectively. Borrowings under the revolving loan bear interest at a variable rate based on the levels of leverage, ranging from 1.75% to 2.25% above LIBOR and from 0.75% to 1.25% above the alternate base rate. CMPSC is also charged a commitment fee of 0.5% on the unused portion of the revolving loan facility. During 2008 we drew down the remaining $93.7 million available under our revolving credit facility. Excluding the $3.3 million letter credit our revolver had a balance of $96.7 million at December 31, 2008.
     CMPSC’s obligations under the senior secured credit facility are collateralized on a first-priority lien basis by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect domestic subsidiaries. In addition, CMPSC’s obligations under the senior secured credit facility are guaranteed by its subsidiaries. The term loan has a repayment schedule that requires quarterly principal payments of 0.25% of the original loan. The term loan also has required payments based on the excess cash flow (as defined in the credit agreement). The unpaid balance of the term loan is due May 2013 and the revolving loan is due May 2012.
     In August 2006, CMPSC entered into an interest rate swap agreement, the “2006 Swap,” that effectively fixed the interest rate, based on LIBOR, on $225.0 million of floating rate bank borrowings through November 9, 2007. The 2006 Swap matured on November 9, 2007 and was not renewed. As a result of the maturation of the 2006 Swap, CMPSC’s aggregate borrowings under the term loan began to bear interest at variable rates starting in November 2007.
     On June 12, 2008, CMPSC entered into a LIBOR-based interest rate swap arrangement (“June 2008 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The June 2008 Swap became effective as of June 12, 2008 and will expire on June 12, 2011. The June 2008 Swap changes the variable-rate cash flow exposure on $200 million of CMPSC’s long-term bank borrowings to fixed-rate cash flows. Under the June 2008 Swap, CMPSC receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate, long-term debt. The June 2008 Swap is not accounted for as a cash flow hedge instrument in accordance with SFAS No. 133. Accordingly, the changes in its fair value are reflected within interest expense in the statement of operations. The change in fair value of the June 2008 Swap for the year ended December 31, 2008 was $10.7 million.

     As of December 31, 2008, prior to the effect of the June 2008 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facility was approximately 3.65%; inclusive of the June 2008 Swap, the effective interest rate was 4.23%. At December 31, 2007, our effective interest rate on loan amounts outstanding under the credit facility was 6.78%.
     Under the credit agreement (and the indenture governing the New Notes, as described below) there are a number of customary covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets and make capital expenditures. The credit agreement also contains certain customary financial covenants, including:
•	a maximum total leverage ratio

•	an interest coverage ratio; and

•	a limit on annual capital expenditures.
     As of December 31, 2008, we were in compliance with all financial and non-financial covenants. Our covenant requirements and actual ratios as of December 31, 2008 were as follows:

	Covenant	Actual
	Requirement	Ratio

Maximum total leverage ratio	10.50	10.44
Interest coverage ratio	1.15	1.47
     The maximum total leverage ratio in the credit agreement becomes more restrictive over its term. The total leverage ratio as of the last day of any test period (as defined in the credit agreement) must be greater than the ratio established for that date as set forth in the table below:

Fiscal Year	March 31	June 30	September 30	December 31

2009	10.25:1	10.25:1	10.00:1	9.50:1
2010	9.50:1	9.25:1	9.00:1	8.75:1
2011	8.50:1	8.25:1	8.00:1	7.75:1
2012	7.50:1	7.50:1	7.00:1	6.75:1
2013	6.75:1	6.75:1	6.75:1	6.75:1
     We believe we will continue to be in compliance with all of our debt covenants through at least December 31, 2009 based upon actions we have already taken, including the 2009 Exchange Offer and various cost reduction activities being implemented in our markets that have been implemented in the fourth quarter 2008. However, if our revenue declines greater than the forecasted decline from 2008 or if we exceed planned spending, we may need to undertake additional cost reduction initiatives, including a mandated furlough and reduction in salaries and commissions, which management is currently evaluating, to maintain compliance with the total leverage ratio under the credit agreement governing CMPSC’s senior secured credit facilities. However, no assurances can be given that the effect of the 2009 Exchange Offer or that the other management actions described above will be successful in increasing Station Operating Income. If the foregoing does not occur, we would need to seek to raise additional equity capital from the owners of our ultimate parent, CMP or obtain waivers or amendments under the credit agreement, and no assurances can be given that we will be able to do so. If we are unable to raise additional equity capital or obtain waivers or amendments if and when necessary, CMPSC would be in default under the credit agreement, which could have a material adverse impact on our financial position. Upon the occurrence of an event of default, it would (1) preclude CMPSC from accessing any available borrowings under its revolving credit facility, (2) entitle the lenders thereunder to exercise their remedies, which includes the right to accelerate the debt outstanding under the credit agreement, and (3) trigger cross-defaults or cross-accelerations under the indentures governing our outstanding debt securities and certain of our other agreements. See Item I. A. “Risk Factors — Risks Related to Our Indebtedness.”
     Customary events of default in the credit agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against us or any of our subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the credit agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the credit agreement and the ancillary loan documents as a secured party. On April 6, 2009, CMPSC received a notice from the agent under the credit agreement claiming that our failure to deliver audited financial statements to the lenders no later than 90 days after year-end constituted a default. The credit agreement provides that the financial statement delivery requirement may be satisfied with the filing of our annual report on Form 10-K, and with the timely filing thereof, we do not believe that any such default existed or exists.
     Also on May 5, 2006, in connection with the consummation of the Acquisition, CMPSC issued $250 million in 97/8% senior subordinated notes due 2014. On July 23, 2007, CMPSC completed an exchange offer whereby it exchanged those notes for an equal amount of Existing Notes. The Existing Notes have an interest rate of 9.875% and mature on May 5, 2014.
     The Existing Notes are CMPSC’s unsecured senior subordinated obligations and (1) are subordinated in right of payment to our existing and future senior debt, including CMPSC’s senior secured credit facilities; (2) are effectively subordinated in right of payment to all of our existing and future secured debt (including CMPSC’s senior secured credit facilities and the New Notes), to the extent of the value of the assets securing such debt; (3) are structurally subordinated to all obligations of each of our future subsidiaries that is not a guarantor of the senior subordinated notes; (4) rank equally in right of payment to all of our future senior subordinated debt; and (5) rank senior in right of payment to all of our future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the notes.
     We may redeem some or all of the Existing Notes prior to May 15, 2010 for cash at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the redemption date. We may redeem some or all of the Existing Notes at any time on or after May 15, 2010 at specified redemption prices set forth in the indenture.
     On March 26, 2009, we, CMPSC, our subsidiary guarantors and the trustee entered into a supplemental indenture to amend the indenture governing the Existing Notes. The supplemental indenture was entered into in connection with the 2009 Exchange Offer, pursuant to which CMPSC sought and received the requisite consents from eligible holders of the Existing Notes to approve certain amendments to the indenture. The amendments to the indenture contained in the supplemental indenture eliminate substantially all of the restrictive covenants (other than, among other covenants, the covenant to pay interest and premium, if any, on, and principal of, the Existing Notes when due), certain events of default and other related provisions in the indenture.
     At December 31, 2008, the Existing Notes had a fair value of 4% of face value.

     Subsequent to year end and in connection with the 2009 Exchange Offer, on the Early Participation Date of March 26, 2009, CMPSC issued $14,031,000 aggregate principal amount of New Notes under an indenture, dated as of March 26, 2009 (the “New Indenture”) by and among CMPSC, us, as guarantor, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (the “New Note Trustee”). The New Indenture was executed in connection with the acceptance for exchange of Existing Notes tendered for exchange prior to the early participation deadline of the 2009 Exchange Offer. After giving effect to the acceptance of, and the issuance of the New Notes, New Preferred Stock and New Warrants being exchanged for, all of the Existing Notes tendered pursuant to the 2009 Exchange Offer, we have reduced the amount of outstanding principal amount of the Existing Notes from $187.6 million to $12.1 million.
     Interest on the New Notes will accrue at a floating rate equal to LIBOR plus 3.00% and will be payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2009. The New Notes will mature on May 15, 2014.
     The New Notes are secured by second-priority liens on tangible and intangible assets of CMPSC and its subsidiaries to the extent they can be perfected by the filing of financing statements or other similar registrations and are permitted under agreements governing CMPSC’s other indebtedness, including its senior secured credit facility. Pledged assets do not include shares of capital stock of CMPSC or any of its subsidiaries and debt securities held by CMPSC or any of its subsidiaries.
     The New Notes are (i) general obligations of CMPSC, (ii) secured on a second-priority basis by a security interest in substantially all of CMPSC’s existing and future assets to the extent pledged and assigned to the New Note Trustee pursuant to the security agreement in favor of the holders of the New Notes, subject and subordinate to the security interests securing CMPSC’s obligations under its senior secured credit facilities and certain permitted priority liens, (iii) subordinated to all first-priority senior secured indebtedness of CMPSC (including the senior secured credit facilities), (iv) effectively senior to all unsecured indebtedness of CMPSC and (v) initially guaranteed on a second-priority senior secured subordinated basis by us and each subsidiary of CMPSC that guarantees the senior secured credit facilities. Each guarantee of the New Notes is a second-priority senior subordinated secured obligation of the guarantor, is subordinated in right of payment to all existing and future first priority senior indebtedness of such guarantor, including each guarantor’s guarantee of CMPSC’s obligations under the senior secured credit facilities.
     The New Indenture contains covenants that limit CMPSC’s ability and the ability of its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares, (ii) pay dividends on or make distributions in respect of CMPSC’s capital stock or make other restricted payments, (iii) make certain investments, (iv) sell certain assets, (v) create liens on certain assets to secure debt, (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of CMPSC’s assets, (vii) enter into certain transactions with CMPSC’s affiliates and (viii) designate CMPSC’s subsidiaries as unrestricted subsidiaries. The New Indenture also contains a covenant providing that, to the extent required to permit holders of New Notes (other than affiliates of CMPSC) to sell their New Notes without registration under the Securities Act, we or CMPSC or will make publicly available the information concerning us or CMPSC or specified in Rule 144(c)(2) under the Securities Act.
     CMPSC may redeem some or all of the New Notes at any time after the issue date at a redemption price equal to 100% of their principal amount, plus any accrued and unpaid interest through the redemption date.
     Upon the occurrence of a “Change of Control” (as defined in the New Indenture), each holder of the New Notes will have the right to require CMPSC to repurchase all of such holder’s New Notes at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest through the repurchase date.
     The New Indenture is subject to events of default that are customary for agreements of this type, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness and certain events of bankruptcy and insolvency and certain judgment defaults.
     In connection with the execution and delivery of the New Indenture, CMPSC, we, as guarantor and pledgor, the subsidiary guarantors party thereto, as pledgors, and Wells Fargo Bank, N.A., as collateral agent for the New Notes (the “Second-Lien Collateral Agent”), entered into a security agreement dated March 26, 2009. Pursuant to the security agreement, the New Notes are secured on a second-priority basis by a security interest in substantially all of CMPSC’s existing and future assets (the “Collateral”) to the extent pledged and assigned to the Second-Lien Collateral Agent in favor of the holders of the New Notes, subject and subordinate to the security interests securing CMPSC’s obligations under its senior secured credit facilities and certain permitted priority liens.

     In connection with the execution and delivery of the New Indenture and the issuance of the New Notes, CMPSC, we, the First-Lien Collateral Agent and the Second-Lien Collateral Agent entered into an intercreditor agreement, dated March 26, 2009. The intercreditor agreement establishes the relative lien priorities and rights of the lenders under CMPSC’s senior secured credit facilities, the holders of the New Notes and other obligations with respect to the Collateral. The intercreditor agreement provides that, among other things, (i) the First-Lien Collateral Agent (as defined in the intercreditor agreement) will determine the time and method by which the security interests in the Collateral will be enforced, (ii) all liens on the Collateral securing the priority lien obligations of CMPSC will be and remain senior in right, priority, operation, effect and all other respects to all liens held by the holders of the New Notes and (iii) the amount of priority lien obligations of CMPSC may be increased, extended, renewed, replaced, restated, supplemented, restructured, repaid, refunded, refinanced or otherwise amended or modified from time to time, all without affecting the subordination of the liens held by the holders of the New Notes. In addition, the intercreditor agreement contains payment subordination provisions consistent with the subordination provisions of the New Indenture. On March 26, 2009, after CMPSC, the First-Lien Collateral Agent, the Second-Lien Collateral Agent, and the New Note Trustee (on behalf of the holders of the New Notes) executed the intercreditor agreement in the form agreed to by the parties, and subsequent to the completion of the issuance of the New Notes, the First-Lien Collateral Agent issued a letter notifying CMPSC that it, in conjunction with its execution of the increditor agreement, did not deem its execution of the intercreditor agreement to be a waiver of any rights or remedies of the lenders under the agreements governing the senior secured credit facilities and that it reserved the rights of the lenders there under. We have notified the First-Lien Collateral Agent that we believe the letter was ineffective to reserve any rights of such lenders and reserving certain rights on behalf of CMPSC.
     We issued New Preferred Stock and New Warrants pursuant to the 2009 Exchange Offer, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. In connection with the issuance of the New Warrants, on March 26, 2009, we entered into a warrant agreement with Computershare Trust Company, N.A., as warrant agent, with respect to the New Warrants. Each New Warrant is immediately exercisable to purchase all or any part of the number of shares of our common stock underlying such New Warrant, at an exercise price of $0.01 per share. The New Warrants will expire on March 26, 2019. The New Warrants will have appropriate adjustments for stock splits, stock dividends and other recapitalization events. The New Warrants will have preemptive rights, subject to customary exclusions. Holders of the New Warrants will have the right to participate on a pro rata basis in transfers by Holdings, our direct parent, of our securities representing 5% or more of our fully diluted common stock.
     In connection with the issuance of the New Preferred Stock and New Warrants, we granted certain registration rights to initial holders of the New Preferred Stock and New Warrants as well as certain permitted transferees. To be eligible to exercise these registration rights, initial holders or permitted transferees must execute a joint agreement to the registration rights agreement, dated March 26, 2009, executed by us. Under the registration rights agreement, we have granted the initial holders and permitted transferees piggyback and demand registration rights with respect to the New Preferred Stock and common stock underlying the New Warrants. The registration rights agreement grants “piggyback” registration rights, which allow the holders of shares of the New Preferred Stock and New Warrants to have the shares of the New Preferred Stock or common stock underlying the New Warrants, as applicable, be included in any future public offering of our New Preferred Stock or common stock, respectively. Additionally, the registration rights agreement grants “demand” registration rights. Beginning on March 26, 2014, holders of the New Preferred Stock or New Warrants representing, as applicable, 20% or more of the aggregate stated value of then-outstanding shares of the New Preferred Stock or 20% or more of the fully-diluted outstanding common stock can require, from time to time, but in no event no more than two times for all holders of the New Preferred Stock two times for all holders of New Warrants, that we register for resale any shares of the New Preferred Stock or common stock underlying the New Warrants, as applicable, held by such holders, subject to certain conditions and exceptions.

     Cash Flow from Operating Activities
     The statements of cash flows included in our consolidated financial statements include both continuing and discontinued operations for the four month period ended May 4, 2006. As a result, the comparison of cash flows year-over-year during the two-year period ended December 31, 2007, is not useful in evaluating our historical cash flows generated by radio operations.

	2008	2007	2006

Net cash provided by/(used in) operating activities	$25,977	$14,905	$(181,303)
     For the year ended December 31, 2008 net cash provided by operating activities increased $11.1 million to $26.0 million compared to $14.9 million for year ended December 31, 2007, primarily attributable to reduced working capital requirements primarily in the areas of accounts receivable and payable.
     Cash Flow from Investing Activities

	2008	2007	2006

Net cash provided by/(used in) investing activities	$1,120	$(1,059)	$(500,709)
     For the year ended December 31, 2008, net cash provided by investing activities increased $2.2 million to $1.1 million compared to $1.1 million net cash used in investing activities for the year ended December 31, 2007, primarily attributable to proceeds received from the sale of one radio station and a building.
     Cash Flow from Financing Activities

	2008	2007	2006

Net cash provided by/(used in) financing activities	$54,194	$(19,849)	$682,573
     For the year ended December 31, 2008, net cash provided by financing activities increased $74.0 million to $54.2 million net cash provided by financing activities compared to $19.8 million net cash used in financing activities for the year ended December 31, 2007, primarily attributable to proceeds from our revolving credit facility offset by cash used to repurchase our senior notes.
     Completed Acquisitions
     There were no completed acquisitions in 2008.
     Completed Dispositions
     The Company completed the sale of one radio station WZZB (AM) in Seymore, Indiana for $0.3 million during the three months ended March 31, 2008. We recorded an immaterial gain on this transaction.
     Early Extinguishment of Debt
     For the year ended December 31, 2008, CMPSC repurchased and cancelled $55.1 million of the Existing Notes in market transactions. The $22.6 million in redemption cost under face value and the $1.7 million charge for unamortized deferred financing costs were recognized as a net gain on early extinguishment of debt.
     Future Needs for Liquidity
     We expect our future needs for liquidity to arise primarily from expenses associated with our station and corporate operations, capital expenditures, payment of the management fee and expenses under the Cumulus management agreement, and interest and debt service payments under CMPSC’s senior secured credit facilities and the New Notes and Existing Notes. In addition, we may from time to time engage in portfolio development by acquisition. We expect our current cash balances and our cash flows from operations to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital expenditures for a period that includes at least the next 12 months. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, as well as general economic developments.

     Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain funds from operations, or from financing at terms, and on the timetable, that may be necessary to meet our future capital needs, if at all. See Item I. A. “Risk Factors — Risks Related to Our Indebtedness.”
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management, in consultation with the Audit Committee of our Board, evaluates these estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and trends. We review our allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectability. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although our management believes that the allowance for doubtful accounts is our best estimate of the amount of probable credit losses, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. During 2008, 2007, and 2006, we recorded impairment charges of approximately $669.8 million, $188.0 million, and $0.0 million, respectively in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of December 31, 2008, we have $491.1 million in intangible assets and goodwill, which represent approximately 73.8% of our total assets.
     The fair market value of our broadcast licenses and reporting units, for purposes of our annual impairment tests, by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. The impairment loss recorded in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 10 in the accompanying notes to the financial statements), was primarily due to: (1) an increase in the discount rate used for valuation purposes; (2) a decrease in prevailing station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

     In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have established a valuation allowance of approximately $36.2 million as of December 31, 2008 based on our assessment of whether it is more likely than not these deferred tax assets will be realized. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.
Summary Disclosures about Contractual Obligations and Commercial Commitments
     The following table reflects our contractual cash obligations as of December 31, 2008 on a historical basis in the respective periods in which they are due (dollars in thousands).

	Total
	Amounts
Contractual Cash Obligations	Committed	2009	2010	2011	2012	2013	Thereafter
Long-term debt(1)	$941,774	$7,000	$7,000	$7,000	$103,680	$629,500	$187,594
Broadcast rights(2)	11,385	9,275	617	619	621	253	—
Operating leases	28,604	4,905	4,714	3,628	2,956	2,849	9,552
Other contractual obligations(3)	13,172	9,818	1,504	1,583	267	—	—

Total	$994,935	$30,998	$13,835	$12,830	$107,524	$632,602	$197,146

(1)	As a result of the 2009 Exchange Offer, as of the date of this report, our contractual cash obligation with respect to our long-term debt after 2013 will be $26.1 million, consisting of $12.1 million in aggregate principal of Existing Notes and $14.0 million in aggregate principal of New Notes.

(2)	Broadcast rights represent fees we are obligated to pay in exchange for the rights for our station, KNRB AM, to broadcast San Francisco Giant baseball games through the 2009 MLB baseball seasons and Radio Holdings, through an indirect subsidiary, holds broadcast rights for the Kansas City Chiefs NFL franchise through the 2009 football season. The contract requires minimum rights payments of $2.8 million, $2.9 million, and $3.0 million for the 2007, 2008, 2009 football seasons, respectivlely. See the notes to the accompanying audited financial consolidated financial statements for more information.

(3)	Other contractual obligations include minimum management fee payments under the management agreement with Cumulus and the advisory services agreement with the Sponsors, amounts owed under our contractual agreement with Arbitron and amounts payable to certain on air talent.
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
Recent Accounting Pronouncements
     SFAS No. 141(R). In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, “Business Combinations” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. FAS No. 141R is effective for us as of January 1, 2009 for all business combinations that will close on or after January 1, 2009.

     SFAS 157. In September 2006, FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007. We adopted these provisions of SFAS 157 effective January 1, 2008. The related disclosures are included in Note 7. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We have evaluated the impact of this statement on our consolidated financial statements and it did not have a material impact on them.
     SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for us as of January 1, 2008. We did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future.
     SFAS No. 160. In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require companies to present minority interest separately within the equity section of the balance sheet. We adopted SFAS 160 as of January 1, 2009 and it did not have a material impact on our consolidated financial statements.
     SFAS 161. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have assessed the impact of this statement on our consolidated financial statements and will include the relevant disclosures in our financial statements beginning with the first quarter in 2009, and it did not have a material impact on our consolidated financial statements.
     FSP No. 142-3. In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We have assessed the impact of adoption on our consolidated financial statements, and it did not have a material impact on our consolidated financial statements.
     FSP FAS 157-3. The FASB issued this FSP in October 2008 and it is effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS 157 in an inactive market, including; how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. We adopted this FSP upon the date of issuance and it did not have a material impact on our consolidated financial statements.

     FSP FAS 140-4 and FIN 46R-8. The FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP”) in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, (“SFAS 140”) and FIN 46R “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46R”). These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. We adopted this FSP as of January 1, 2009, but do not expect it to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
     As of December 31, 2008, approximately 58.8% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense would have changed by $5.5 million for the year ended December 31, 2008. As part of our efforts to mitigate interest rate risk, in June 2008, we entered into a forward-starting (effective June 2008) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based LIBOR, on $200 million of our current floating rate bank borrowings for a three year period. This agreement is intended to reduce our exposure to interest rate fluctuation and was not entered into for speculative purposes. Segregating the $554.2 million of borrowing outstanding as of December 31, 2008 that is not subject to the interest rate swap and assuming a 1% change in the 2008 average interest rate under these borrowings it is estimated that our 2008 interest expense and net income would have changed by $5.5 million.
     CMPSC entered into the 2008 Swap to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction had an effective date of June 12, 2008 and locked in the future interest expense at 3.55% for the first $200 million of bank borrowings through June 2011. The transaction is not accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. As of December 31, 2008 the fair value of the derivative was $6.9 million.
     CMPSC entered into the 2006 Swap to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The transaction had an effective date of November 9, 2006 and locked in the future interest expense at 5.2075% for the first $225.0 million of bank borrowings through November 9, 2007. The transaction is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to accumulate other comprehensive income. The 2006 Swap matured in November 2007 and was not renewed. As a result of the maturation of the 2006 Swap all of CMPSC’s borrowings under the term loan bore interest at variable rates as of December 31, 2007. As of December 31, 2007 and 2006 the fair value of the derivative was $0.0 million and $0.2 million, respectively.
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
     The information in response to this item is included in our consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP and KPMG LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On June 17, 2008, following an extensive review and request-for-proposal process, the Audit Committee of the Company determined not to renew its engagement of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm (“auditors”) and dismissed them as the Company’s auditors. The Company appointed PricewaterhouseCoopers LLP as the Company’s auditors for the fiscal year ending December 31, 2008.
     KPMG’s audit reports on the Company’s consolidated financial statements as of December 31, 2006 and 2007 and for the year ended December 31, 2007 and for the period from May 5, 2006 through December 31, 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except as follows:

     KPMG’s audit report on the Company’s consolidated financial statements as of December 31, 2006 and 2007 and for the year ended December 31, 2007 and for the period from May 5, 2006 through December 31, 2006 contained a separate paragraph stating that “As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the Financial Accounting Standards Board interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

     During the two most recent fiscal years ended December 31, 2007, and through the date hereof, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its reports, or (2) “reportable events” as defined in Regulation S-K, Item 304(a)(1)(v); except that in the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, management concluded in its reviews of the Company’s disclosure controls and procedures that, based on the existence of a material weakness related to the sufficiency and adequate training of personnel in the Cumulus Media Inc. (“Cumulus”) corporate accounting function (which, pursuant to the Company’s management agreement with Cumulus, serves as the Company’s corporate accounting function), the Company’s disclosure controls and procedures were not effective. The Company has authorized KPMG to respond fully to any inquiries from PricewaterhouseCoopers regarding this matter.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, “the Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting.

(b) Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management identified the following material weakness in our internal control over financial reporting as of December 31, 2008:
     We did not maintain a sufficient complement of personnel with the level of financial accounting technical expertise necessary to facilitate an effective review of certain corporate accounting transactions. As a result of this deficiency, we did not timely identify errors related to the annual goodwill impairment test as of December 31, 2008. This deficiency resulted in audit adjustments to the consolidated financial statements as of December 31, 2008 to correct misstatements of the goodwill impairment charge and misstatements of goodwill. Additionally, this control deficiency could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
     As a result of the material weakness described above, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on these criteria.

Lewis W. Dickey, Jr.	Martin R. Gausvik

Chairman, President, Chief Executive	Executive Vice President, Treasurer,
Officer and Director	and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently assessing potential alternatives to remediate the material weakness described above.

Item 9B.	Other Information
     None.
PART III

Item 10.	Directors and Executive Officers and Corporate Governance
     See “Item. 1. Business-Directors and Executive Officers” for certain information regarding our executive officers and directors.

Board of Directors and Committees of the Board of Directors
     Neither we nor CMPSC is a “listed issuer” (i.e., neither has a security listed on a national securities exchange or in an inter-dealer quotation system), and therefore, our respective boards are exempt from certain corporate governance requirements, including the requirement that independent directors constitute a majority of our respective boards and the requirement for an “audit committee financial expert.”
     Our board of directors of has established an Audit Committee, currently comprised of David Tolley. Our board has no other standing committees of its board, and the board of CMPSC has not to date established any committees of its board.
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
Executive Compensation
     Under the Cumulus Management Agreement, Cumulus maintains responsibility for all salaries, benefits and related employment compensation expenses of our executive officers. In exchange for its management services, Cumulus receives an annual management fee equal to the greater of $4.0 million or 4% of our consolidated EBITDA (as described therein), payable on a quarterly basis. Messrs. L. Dickey, M. Gausvik, J. Pinch and J. Dickey are parties to employment agreements with Cumulus and participate in a series of equity-based incentive plans of Cumulus. We do not separately compensate our executive officers in salary, bonus or non-cash compensation. See “Certain Relationships and Related Party, and Director Independence Transactions — Cumulus Management Agreement.”
Compensation of Directors
     Except for Mr. Holcombe T. Green, a former director of the Company, who received a cash stipend of $12,500 per calendar quarter prior to his retirement in February 2009, our directors do not receive any compensation for fulfilling their duties as directors.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters
     As of the date of the report, all of CMPSC’s issued and outstanding capital stock is held by us, all of our issued and outstanding capital stock is held by Holdings, and all of the issued and outstanding capital stock of Holdings is held by CMP. Cumulus and each of the respective investment funds affiliated with Bain Capital, The Blackstone Group and Thomas H. Lee (the “Sponsors”) beneficially own membership interests representing a 25% equity ownership interest in CMP. Notwithstanding the beneficial ownership of membership interests in CMP, the equityholders’ agreement of CMP governs the members’ exercise of their voting rights with respect to the election of the board of directors and certain other significant matters. The members have agreed to vote for the election of the board of directors as set forth therein. See “Certain Relationships and Related Transactions, and Director

Independence — Equityholders’ Agreement.” Certain members of our board of directors affiliated with Cumulus or a Sponsor may be deemed to beneficially own membership interests in CMP held by Cumulus or the investment fund affiliated with that Sponsor, respectively. Each such individual disclaims beneficial ownership of any such membership interests in which such individual does not have a pecuniary interest.

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
Cumulus Management Agreement
     In connection with the closing of the Acquisition, Cumulus entered into a management agreement with Holdings, for an initial term of three years, which ends in May 2009, subject to one two-year renewal or early termination, under which Cumulus provides management services to us and our subsidiaries. Specifically, Cumulus provides (i) operations services, which includes corporate level sales, programming, marketing, technical, finance, accounting, treasury, administrative, internal audit, use of corporate headquarters, legal, human resources, risk management and information technology and (ii) corporate development services, which includes evaluation and consummation of divestitures, acquisitions, swaps, signal upgrades, move-ins, format changes, new revenue streams and high definition build-out and development.
     Pursuant to the management agreement, Cumulus provides services of its senior management who perform equivalent functions and duties for us and uses the services of its other officers and other corporate level employees as may be necessary to perform the management services in accordance with the agreement. In exchange for its management services, Cumulus receives an annual management fee equal to the greater of $4.0 million or 4% of our consolidated EBITDA (defined as our consolidated earnings before interest, taxes, depreciation and amortization, calculated before deducting the annual management fee and the advisory fee payable to the affiliates of the Sponsors under the Advisory Services Agreement described below). The annual management fee is payable on a quarterly basis. Cumulus is also reimbursed for all direct professional and similar third party expenses incurred by it in performing the management services. Any installment of the management fee not paid on the scheduled due date will bear interest at the annual rate of 10%, compounded quarterly from the due date until the date of payment.
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
     Board Representation. The equityholders agreement, as amended, provides that each of CMP’s and Holdings’ board of directors will be designated by each of Cumulus and each of the Sponsors, and Cumulus and the Sponsors will agree to vote for the board nominees of the others. In connection with an initial public offering by either CMP or Holdings, the board of directors may be reconstituted, subject to compliance with applicable law and the listing rules of the applicable securities exchange. Generally, any significant action taken by the board of directors of CMP or Holdings during the three years following the closing of the Acquisition will need the approval of a director designated by Cumulus and the approval of directors designated by at least two of the Sponsors and, thereafter, a majority of the directors present at the board meeting and the approval of directors designated by at least two of the Sponsors.
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
Advisory Services Agreement
     Holdings, CMP, CMPSC and the Sponsors have entered into an advisory services agreement. Under this agreement, in consideration for the Sponsors having performed the financial analysis, due diligence investigations, other advice and assistance necessary for the consummation of the Acquisition, we paid each of the Sponsors a transaction and advisory fee equal to approximately $3.5 million at the closing of the Acquisition. In addition, each of the Sponsors agreed to provide certain ongoing advisory and consulting services for an aggregate cash annual fee equal to the greater of $1.0 million or 1% of our consolidated EBITDA (as described in the Cumulus management agreement), payable on a quarterly basis, which will be allocated among the Sponsors pro rata according to their weighted average ownership interest in CMP. Such ongoing advisory fee does not include direct payment or reimbursement for customarily reimbursable expenses in connection with services provided by the Sponsors. Any installment of the ongoing advisory fee not paid on the scheduled due date will bear interest at the per annum rate of 10%. The Sponsors are entitled to receive additional fees for any investment banking or other financial advisory service relating to any specific acquisition, divestiture, refinancing or recapitalization by us or any of our affiliates. This agreement will terminate with respect to each Sponsor on the earliest to occur of (i) the consummation of an initial public offering of our common stock or (ii) the date on which affiliates of such Sponsor own less than 20% of the number of units in CMP held by it immediately following the closing of the Acquisition.
     In connection with the amendment to the Equityholders’ Agreement described above, the Sponsors and Cumulus also amended the Advisory Services Agreement. Pursuant to the amendment, Thomas H. Lee and Bain Capital, which elected to assume non-attributable ownership status of CMP for regulatory purposes ceased providing such services effective July 30, 2008 and, as a result, CMP’s annual aggregate payment obligation for such services was reduced by two-thirds and is payable solely to Blackstone, as the sole remaining member continuing to provide such services.
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
Director Independence
     See “Directors and Executive Officers and Corporate Governance—Board of Directors and Committees of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services
Audit Fees
     PricewaterhouseCoopers LLP has billed us $368,750 in the aggregate, for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2008 and reviews of the interim financial statements included in our quarterly reports on Form 10-Q filed during the fiscal year ended December 31, 2008.
     For audit services related to the fiscal year ended December 31, 2007, KPMG LLP billed us $495,000.
Audit Related Fees
     KPMG has billed us $625,000 for services related to the registration statement on Form S-4 filed in fiscal 2006. No such services were performed for the years ended December 31, 2008 and 2007, respectively.
Tax Fees
     KPMG fees, for tax consulting and tax return preparation services relating to fiscal 2006, billed in 2007 were $220,000. PricewaterhouseCoopers LLP has billed us $80,000 for tax return preparation services relating to fiscal 2007 during the year ended December 31, 2008.
All Other Fees
     KPMG has billed us $1,500 for access to its on-line research library during each of 2008 and 2007.
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
     (a)(3) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of CMP Susquehanna Radio Holdings Corp., (incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed on April 1, 2009)

3.2
Bylaws of CMP Susquehanna Guarantor Corp. (former name of CMP Susquehanna Radio Holdings Corp.) (Incorporated herein by reference to Exhibit 3.2 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

4.1	Form of Preferred Stock Certificate of CMP Susquehanna Radio Holdings Corp. (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed April 1, 2009)

4.2	Form of Warrant Certificate of CMP Susquehanna Radio Holdings Corp. (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed April 1, 2009)

4.3	Form of Common Stock Certificate of CMP Susquehanna Radio Holdings Corp. (incorporated by reference to Exhibit 4.3 of our current report on Form 8-K, filed April 1, 2009)

4.4
Indenture, dated May 05, 2006 among CMP Susquehanna Corp., the Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-4, filed June 6, 2006 (Commission File 333-143558)

4.5
First Supplemental Indenture, dated as of March 26, 2009, among CMP Susquehanna Corp., CMP Susquehanna Radio Holdings Corp., as guarantor, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of our current report on Form 8-K, filed April 1, 2009)

4.6
Indenture, dated as of March 26, 2009, among CMP Susquehanna Corp., CMP Susquehanna Radio Holdings Corp., as guarantor, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 of our current report on Form 8-K, filed April 1, 2009)

4.7	Form of Variable Rate Senior Subordinated Secured Second Lien Notes due 2014 of CMP Susquehanna Corp. (incorporated by reference to Exhibit 4.6 of our current report on Form 8-K, filed April 1, 2009)

4.8
Registration Rights Agreement, dated May 5, 2006, among CMP Susquehanna Corp., the Guarantors party thereto, and the initial purchasers of the Notes (incorporated herein by reference to Exhibit 4.2 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.1
Credit Agreement, dated as of May 5, 2006, among CMP Susquehanna Corp., CMP Susquehanna Radio Holdings Corp., Deutsche Bank Trust Company Americas, as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.2
Guarantee Agreement, dated as of May 5, 2006, among CMP Susquehanna Radio Holdings Corp., CMP Susquehanna Corp., the subsidiaries of CMP Susquehanna Corp. identified therein and Deutsche Bank Trust Company Americas, as administrative agent (incorporated herein by reference to Exhibit 10.2 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.3
Security Agreement, dated as of May 5, 2006, among CMP Susquehanna Radio Holdings Corp., CMP Susquehanna Corp., the subsidiaries of CMP Susquehanna Corp. identified therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated herein by reference to Exhibit 10.3 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

10.4
Security Agreement, dated as of March 26, 2009, among CMP Susquehanna Corp., CMP Susquehanna Radio Holdings Corp., as guarantor and pledgor, the other guarantors party thereto, as pledgors, and Wells Fargo Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, filed April 1, 2009)

10.5
Intercreditor Agreement, dated as of March 26, 2009, among CMP Susquehanna Corp., CMP Susquehanna Radio Holdings Corp., as grantor, the other guarantors party thereto, Deutsche Bank Trust Company Americas, as collateral agent under the first-lien credit documents, and Wells Fargo Bank, N.A., as collateral agent under the second-lien subordinated notes documents (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K, filed April 1, 2009)

10.6
Warrant Agreement, dated as of March 26, 2009, between CMP Susquehanna Radio Holdings Corp. and Computershare Trust Company, N.A., as warrant agent (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K, filed April 1, 2009)

10.7
Registration Rights Agreement, dated as of March 26, 2009, among CMP Susquehanna Radio Holdings Corp. and Holders of Preferred Stock and Warrants (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K, filed April 1, 2009)

10.8
Management Agreement, dated as of May 3, 2006, by and between CMP Susquehanna Holdings Corp. and Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.4 of our registration statement on Form S-4, filed on June 6, 2007 (Commission File 333-143558))

16.1
Letter regarding change in certifying accountant, dated as of June 23, 2008 from KPMG LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to our current report of Form 8-K, filed on June 23, 2008)

21.1*	Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of KPMG, LLP

23.3*	Consent of KPMG, LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Exhibits. See Item 15(a) (3).

(c)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2009.

CMP Susquehanna Radio Holdings Corp.
By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer And Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lewis W. Dickey Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2009
/s/ Martin R. Gausvik Martin R. Gausvik	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 15, 2009
/s/ David M. Tolley David M. Tolley	Director	April 15, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”)	F-2

Independent Auditors’ Report (Susquehanna Pfaltzgraff Co. “Predecessor”)	F-3

Consolidated Balance Sheets as of December 31, 2008 and 2007 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”)	F-5

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from May 5, 2006 (date of inception) through December 31, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), the Period from January 1, 2006 through May 4, 2006.
F-6

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007, and for the Period from May 5, 2006 (date of inception) through December 31, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), the Period from January 1, 2006 through May 4, 2006
F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and for the Period from May 5, 2006 (date of inception) through December 31, 2006 (CMP Susquehanna Radio Holdings Corp. “Radio Holdings”), the Period from January 1, 2006 through May 4, 2006.
F-8

Notes to Consolidated Financial Statements (CMP Susquehanna Radio Holdings Corp. Radio Holdings and Susquehanna Pflatzgraff Co. “Predecessor”)	F-9

Report of Independent Registered Public Accounting Firm
To the Board of Directors of CMP Susquehanna Radio Holdings Corp.:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ deficit and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of CMP Susquehanna Radio Holdings Corp. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 7 to the consolidated financial statements, effective January 1, 2008, the Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
April 15, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors
CMP Susquehanna Radio Holdings Corp.:
     We have audited the accompanying consolidated balance sheet of CMP Susquehanna Radio Holdings Corp. and subsidiaries (“Radio Holdings”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for the year ended December 31, 2007 and for the period from May 5, 2006 (date of inception) through December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2007 and for the period from May 5, 2006 (date of inception) through December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of Radio Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMP Susquehanna Radio Holdings Corp. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from May 5, 2006 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
/s/ KPMG LLP
Atlanta, GA
March 31, 2008

Independent Auditors’ Report
The Board of Directors
CMP Susquehanna Radio Holdings Corp. (formerly Susquehanna Pfaltzgraff Co., the Predecessor):
     We have audited the accompanying consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows of Susquehanna Pfaltzgraff Co. and subsidiaries (the Predecessor) for the period from January 1, 2006 through May 4, 2006. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of consolidated valuation accounts for the period from January 1, 2006 through May 4, 2006. These consolidated financial statements and financial statement schedule are the responsibility of Predecessor management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Susquehanna Pfaltzgraff Co. and subsidiaries for the period from January 1, 2006 through May 4, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/  KPMG LLP

Harrisburg, PA
February 23, 2007

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands, except for share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$83,186	$1,895
Accounts receivable, less allowance for doubtful accounts of $1,280 in 2008 and $1,050 in 2007, respectively	38,580	47,270
Prepaid expenses and other current assets	3,246	2,174

Total current assets	125,012	51,339

Property, plant and equipment, net	31,074	36,503
Intangible assets, net	411,406	751,135
Goodwill	79,700	412,795
Deferred financing costs, net (including accumulated amortization of $9,092 in 2008 and $5,836 in 2007, respectively)	14,030	18,929
Long term investments	4,000	6,991

Total assets	$665,222	$1,277,692

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,873	$483
Current portion of long-term debt	7,000	25,160
Accrued interest	3,391	4,574
Accrued state income taxes	1,696	1,211
Other current liabilities	7,635	9,338

Total Current Liabilities	22,595	40,766

Long-term debt	934,774	884,999
Other liabilities	15,077	9,196
Deferred income taxes	122,374	246,700

Total liabilities	1,094,820	1,181,661

Stockholders’ (deficit) equity
Common stock — Voting $.01 par value, authorized 1,000 shares and issued 100 shares	—	—
Additional paid-in capital	299,928	299,928
Accumulated deficit	(729,526)	(203,897)

Total stockholders’ (deficit) equity	(429,598)	96,031

Total liabilities and stockholders’ (deficit) equity	$665,222	$1,277,692

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Radio Holdings			Predecessor
	Year Ended		Through May 5	January 1
	December 31,		December 31,	Through May 4,
	2008	2007	2006	2006

Net revenues	$203,412	$223,437	$155,607	$65,987

Operating expenses:
Station operating expense excluding depreciation amortization and including non-cash contract termination costs of $6,723 for the period May 5, 2006 through December 31, 2006	119,970	123,388	91,870	49,510
Corporate general and administrative expenses	7,152	7,214	4,106	31,029
Depreciation and amortization, including pre-sold advertising amortization of $23,023 for the period May 5, 2006 through December 31, 2006	7,353	10,393	30,798	2,421
(Gain) loss on sale of assets	(6)	96	—	—
Costs related to sale of business, principally advisory fees	—	—	—	14,513
Impairment of goodwill and intangible assets	669,786	188,019	—	—
Impairment of long-term investment	2,991	5,509	—	—

Total operating expenses	807,246	334,619	126,774	97,473

Operating income (loss) from continuing operations	(603,834)	(111,182)	28,833	(31,486)
Non-operating income (expense) from continuing operations:
Interest expense, net	(65,309)	(78,509)	(54,061)	(4,638)
Gain (loss) on early extinguishment of debt	20,935	1,258	—	(6,492)
Other income (expense)	(9)	(323)	(1,655)	—

Loss from continuing operations before income taxes and minority interest	(648,217)	(188,756)	(26,883)	(42,616)
Provision (benefit) for income taxes	(122,588)	(3,466)	(8,276)	(16,640)
Minority interest income (expense)	—	—	—	(1,368)

Loss from continuing operations	$(525,629)	$(185,290)	$(18,607)	$(27,344)

Discontinued operations:
Income from operations of discontinued operations (including gain on sale of $498,387 in 2006)	—	—	—	502,718
Provision for income taxes	—	—	—	(195,647)
Minority interest income (expense)	—	—	—	(73,966)

Income on discontinued operations	—	—	—	233,105

Net (loss) income	$(525,629)	$(185,290)	$(18,607)	$205,761

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
For the years ended December 31, 2008, 2007, and for the period May 5, 2006 through December 31, 2006
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)
For the period January 1, 2006 through May 4, 2006

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(Dollars in thousands)

			Retained
		Additional	Earnings	Accumulated	Unearned	Total
	Common	Paid-In	(Accumulated	Comprehensive	ESOP	Stockholders’s
	Stock	Capital	Deficit)	Income (Loss)	Shares	(Deficit) Equity
Predecessor

Balance as of January 1, 2006	$268	$162,197	$45,106	$(8,964)	$(124,489)	$74,118

Net income	—	—	205,761	—	—	205,761
Cash dividends	—	—	(268)	—	—	(268)
Distribution of net equity in subsidiaries to Trusts	—	887	(129,884)	8,964	—	(120,033)
Purchase of Radio minority interest from control group	—	—	(59,959)	—	—	(59,959)
ESOP shares repurchased	(1)	(35)	(22)	—	—	(58)
Return of ESOP shares	(2)	(10,558)	—	—	10,560	—
Stock options	—	186	—	—	—	186

Balance as of May 4, 2006	265	152,677	60,734	—	(113,929)	99,747
Radio Holdings

Eliminate Predecessor balances upon acquisition	(265)	(152,677)	(60,734)	—	113,929	(99,747)

Subtotal	—	—	—	—	—	—
Contributed capital, net	—	299,928	—	—	—	299,928

Balance as of May 5, 2006	—	299,928	—	—	—	299,928

Net loss	—	—	(18,607)	—	—	(18,607)
Other comprehensive income:
Change in fair value of derivative	—	—	—	182	—	182

Total comprehensive income (loss)	—	—	(18,607)	182	—	(18,425)

Balance as of December 31, 2006	$—	$299,928	$(18,607)	$182	$—	$281,503

Net loss	$—	$—	(185,290)	$—	$—	(185,290)
Other comprehensive income:
Change in fair value of derivative	—	—	—	(182)	—	(182)

Total comprehensive income (loss)	—	—	(185,290)	(182)	—	(185,472)

Balance as of December 31, 2007	$—	$299,928	$(203,897)	$—	$—	$96,031

Net loss	$—	$—	(525,629)	$—	$—	(525,629)

Total comprehensive income (loss)	—	—	(525,629)	—	—	(525,629)

Balance as of December 31, 2008	$—	$299,928	$(729,526)	$—	$—	$(429,598)

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Radio Holdings			Predecessor
	Year Ended		May 5 Through	January 1
	December 31,		December 31,	to May 4,
	2008	2007	2006	2006

Cash flows from operating activities:
Net (loss) income	$(525,629)	$(185,290)	$(18,607)	$205,761
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,353	10,393	30,798	15,143
Amortization debt issue costs	3,256	4,244	2,303	197
Radio Employee Stock Plan	—	—	—	118
Provision for doubtful accounts	2,117	351	1,497	—
(Gain)/Loss on extinguishment of debt	(20,935)	(1,258)	—	6,492
Non-cash contract termination charge	—	—	6,723	—
Deferred income taxes	(124,327)	(4,177)	(11,117)	2,633
Impairment of long-term investment	2,991	5,509	—	—
Impairment of goodwill and intangibles	669,786	188,019	—	—
SusQtech and Pfaltzgraff	—	—	—	(498,528)
Loss (gain) on sale of assets or stations	(6)	96	—	—
Minority Interests	—	—	—	75,334
Change in the fair value of derivative instruments	5,944	—	—	—
Changes in assets and liabilities:
Accounts receivable	6,573	1,420	(8,386)	825
Prepaid expenses and other current assets	(1,073)	1,338	1,754	(8,694)
Accounts payable and other accrued expenses	(10)	(6,338)	15,866	16,835
Other liabilities	(63)	598	1,875	(20,125)

Net cash provided by (used in) operating activities	25,977	14,905	22,706	(204,009)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,336)	(1,573)	(472)	(8,522)
Proceeds from sale of assets or radio stations	2,460	—	—	—
(Acquisitions) dispositions	(4)	192	(1,220,043)	728,328
Purchase accounting adjustment	—	322	—	—

Net cash provided by (used in) investing activities	1,120	(1,059)	(1,220,515)	719,806

See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)

	Radio Holdings			Predecessor
	Year Ended		May 5 Through	January 1
	December 31,		December 31,	to May 4,
	2008	2007	2006	2006

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	2,214
Proceeds from bank facilities	—	—	700,000	(466,219)
Subordinated debt	—	(5,849)	250,000	—
Increase in revolving credit facilities	108,680	14,000	—	113,200
Repurchase of senior notes	(32,486)	—	—	—
Repayment of credit facilities	(22,000)	(28,000)	(18,500)	—
Capital contributions	—	—	299,928	—
Payment of debt issuance costs	—	—	(25,721)	—
Repurchase of ESOP shares	—	—	—	(58)
Proceeds from stock options	—	—	—	186
Payment of dividends	—	—	—	(268)
Distribution of cash accounts to Trusts	—	—	—	(48,579)
Purchase of minority interest	—	—	—	(123,610)

Net cash provided by (used in) financing activities	54,194	(19,849)	1,205,707	(523,134)

Net increase (decrease) in cash and cash equivalents	81,291	(6,003)	7,898	(7,337)
Cash and cash equivalents, beginning of period	1,895	7,898	—	7,337

Cash and cash equivalents, end of period	$83,186	$1,895	$7,898	$—

Supplemental disclosures of cash flow information
Interest paid	$56,482	$77,174	$44,017	$17,309
Taxes paid	1,767	1,800	—	219,600
Non-cash distribution to Trusts	—	—	—	81,305
See accompanying notes to consolidated financial statements

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Formation, Nature of Operations and Financial Statement Presentation
   Formation and Nature of Operations of CMP Susquehanna Radio Holdings Corp.
     CMP Susquehanna Radio Holdings Corp. and subsidiaries (“Radio Holdings” or the “Company”) is a radio broadcasting corporation incorporated in the state of Delaware, focused on acquiring, operating and developing commercial radio stations in the top 50 radio markets in the United States. Radio Holdings is a second-tier subsidiary of Cumulus Media Partners LLC (“CMP”). CMP came into existence on October 31, 2005, when Cumulus Media Inc. (“Cumulus”), together with the respective investment funds affiliated with Bain Capital Partners (“Bain”), The Blackstone Group (“Blackstone”) and Thomas H. Lee Partners (“THLee”), formed a new private partnership. Cumulus, Bain, Blackstone and THLee entered into a definitive capital contribution agreement with CMP in order to provide for the capitalization of CMP and its subsidiaries. CMP was created by Cumulus and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. and subsidiaries (the “Predecessor”) through one of its subsidiaries. Each of the equity partners initially holds a 25% equity ownership in CMP. A total of one hundred common shares were issued and distributed equally to the equity partners in the ratio of their capital contributions.
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
     Radio Holdings is the 100% owner of CMP Susquehanna Corp. (“CMPSC”), which is the principal operating subsidiary of CMP. Radio Holdings received and recorded as equity: the capital raised as described above, and proceeds from third party financing of the three radio stations contributed by Cumulus (approximately $64.1 million) and established in a separate second-tier subsidiary (CMP KC, LLC). Radio Holdings acquired the Predecessor on May 5, 2006 (see Note 9). Subsequent to the acquisition, Radio Holdings allocated the purchase price to the acquired tangible and intangible assets of the Predecessor. The acquired assets were allocated based upon standard valuation methodology (primarily discounted cash flow for intangibles and actual value of the tangible assets). Management is responsible for the value assigned to the assets, and was assisted by an independent external appraiser. This purchase accounting allocation established the new basis of accounting. For tax purposes, Radio Holdings assumed the tax basis of the Predecessor which was substantially less than the acquisition price.
   Nature of Operations and Sales of Businesses of Susquehanna Pfaltzgraff Co.
     The Predecessor had two major subsidiaries, Susquehanna Media Co. (“Media”) and TPC York Inc., formerly The Pfaltzgraff Co. (“Pfaltzgraff”).
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

     On October 31, 2005, the Predecessor agreed to sell its Cable assets to Comcast Corporation (“Comcast”), which owned 30% of Cable.
     On October 31, 2005 the Predecessor’s stockholders entered into a definitive agreement to sell its Radio business to CMP. Prior to the merger transaction, the Predecessor sold, or otherwise disposed of, any non-Radio assets and liabilities, including the distribution to other entities (trusts) owned by the Predecessor’s former stockholders. In addition, minority interests of the Predecessor’s Radio operations were acquired by Radio from parties related to the Predecessor’s controlling stockholder group. This transaction was accounted for at historical cost and the difference of approximately $60 million was treated as an equity transaction.
     Since the Predecessor’s stockholders agreed to sell Predecessor’s Radio operations in a stock transaction, Radio and general corporate activities are classified as continuing operations. All other operations are classified as discontinued operations. The statement of cash flows includes both continuing and discontinued operations.
Liquidity Considerations
     The current economic crisis has reduced demand for advertising in general, including advertising on the Company’s radio stations. In consideration of current and projected market conditions, overall advertising is expected to continue to decline. Therefore, in conjunction with the development of the 2009 business plan, management continues to assess the impact of recent market developments on a variety of areas, including the forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan to incorporate a reduction in the forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and the first quarter 2009 to mitigate the impact of the Company’s anticipated decline in 2009 revenue.
     Based upon actions the Company has already taken, including the exchange offer completed on April 3, 2009 (see Note 14), and various cost reduction activities in its markets that have mainly been head count reductions implemented in the fourth quarter 2008, management believes that CMPSC will continue to be in compliance with all of CMPSC’s debt covenants through December 31, 2009 (which become more restrictive effective September 30, 2009 and December 31, 2009). However, despite the significant reduction in outstanding principal amount of CMPSC’s senior subordinated notes (“Existing Notes”) in the exchange offer and the removal of restrictive covenants with respect to the Existing Notes, both as a result of the exchange offer, the Company continues to have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. Additionally, if the Company’s revenue declines greater than the forecasted decline from 2008 or if the Company exceeds planned spending, the Company may need to undertake additional cost reduction initiatives, including a mandated furlough and reduction in salaries and commissions (which management is currently evaluating) to maintain compliance with the total leverage ratio under the credit agreement. The Company may not be able to meet these restrictive financial covenants and may not be able to maintain compliance with certain financial ratios in the credit agreement that become more restrictive in future periods. In that event, the Company would need to seek an amendment to, or a refinancing of, the senior secured credit facilities or a permitted equity issuance (as defined in the credit agreement).
     There can be no assurance that the Company can obtain a permitted equity issuance or any amendment or waiver of, or refinance the senior secured credit facilities and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event the Company does not maintain compliance with the covenants under the credit agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on the Company’s financial position. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. In addition, an event of default under the senior secured credit facilities or an acceleration of indebtedness outstanding thereunder would cause cross-defaults or cross-acceleration under the indentures governing the Company’s outstanding debt securities and certain other agreements. If the Company were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the credit agreement. If the lenders accelerate the repayment of borrowings, the Company may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and the Company cannot be assured that sufficient assets will remain after it has paid all of the borrowings under the senior secured credit facilities and any other senior debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss. See further discussion of liquidity considerations in Note 5.
   Financial Statement Presentation
     The Predecessor’s financial statements have been presented for the period January 1, 2006 to May 4, 2006, since Radio Holdings did not previously have its own operations. The post-acquisition financial statements of Radio Holdings reflect the new basis of accounting. The principal intangibles arising from the acquisition are broadcast licenses, goodwill and pre-sold advertising contracts. Radio Holdings and Predecessor together are referred to as the “Companies.”
   Change in Entity
     Effective March 1, 2007, KCHZ-FM, which was an asset of a non-guarantor, indirect subsidiary of Radio Holdings, was transferred to another wholly owned, second-tier subsidiary of CMP that is neither directly or indirectly owned by Radio Holdings, and the entity that previously held KCHZ-FM was dissolved. Radio Holdings accounted for this transaction as a change in entity and has retrospectively applied this change to all periods presented such that the entity that previously owned KCHZ-FM is no longer included in any financial statements of Radio Holdings. This change in entity occurred as a result of final FCC approval of the transfer of the KCHZ-FM broadcast license.
     KCHZ-FM had assets of $9.7 million, liabilities of $0.5 million, and equity of $9.2 million as of December 31, 2006. The station contributed net income of $0.0 million from May 5, 2006 (date of inception) to December 31, 2006, and net income of $0.1 million from January 1, 2007 to February 28, 2007.
2. Significant Accounting Policies
   Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
   Reportable Segment
     The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.
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
   Accounts Receivable and Concentration of Credit Risks
     Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and trends. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectability. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.
     In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.
   Property, Plant and Equipment
     Property and equipment are stated at cost. Property and equipment acquired in business combinations are recorded at their estimated fair values on the date of acquisition under the purchase method of accounting. Equipment under capital leases is stated at the present value of minimum lease payments.
     Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Routine maintenance and repairs are expensed as incurred. Depreciation of construction in progress is not recorded until the assets are placed into service.
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
   Accounting for National Advertising Agency Contract
     The Company’s national advertising agency contract with Katz Media (“Katz”) has several economic elements that principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
     The following are the principal economic elements of the contract that can affect the base commission rate:
•	A $6.7 million non-cash charge recorded by the Company related to the termination of its contract with the Company’s former national advertising agent in 2006.

•	Potential commission rebates from Katz should national revenue not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The rebate amounts currently deemed probable of settlement relate to the first two years of the contract.
•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue targets. No additional commission payments have been assumed.
     The potential commission adjustments are estimated and combined in the balance sheet with the contractual termination liability. That liability is accreted to commission expense to effectuate the stable commission rate over the course of the Katz contract.
     The Company’s accounting for and calculation of commission expense to be realized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense. Actual results may differ from management’s estimates. Over the course of the Company’s contractual relationship with Katz, management will continually update its assessment of the effective commission expense attributable to national sales in an effort to record a consistent commission rate over the term of the Katz contract.
   Fair Values of Financial Instruments
     The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. As of December 31, 2008, the fair value of the Company’s term loan was $448.0 million which was based on a risk adjusted rate. At December 31, 2008 and 2007, the senior subordinated notes had a fair value of 4.0% and 75% of face value, respectively.
   Impairment of Long-Lived Assets
     In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

   Goodwill and Intangible Assets
     The Company’s intangible assets are comprised of broadcast licenses, goodwill and certain other intangible assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which include our broadcast licenses, are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
     In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s historical track record of renewing broadcast licenses, the very low cost to us of renewing the applications, the relative stability and predictability of the radio industry, and the relatively low level of capital investment required to maintain the physical plant of a radio station.
   Impairment of Goodwill and Indefinite Life Intangible Assets
     The Company evaluates the recoverability of its indefinite-lived assets, which include broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and measurement of an impairment loss under these accounting standards requires the use of significant judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.
   Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137 and SFAS No. 138. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.
   Debt Issuance Costs
     The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. For 2008, 2007, the period from acquisition through December 31, 2006, and the period from January 1, 2006 through May 4, 2006, the Company recognized amortization expense related to debt issuance costs of $3.3 million, $3.5 million, $2.3 million, and $0.2 million, respectively. During 2008, the Company wrote off approximately $1.7 million of debt issuance costs associated with unscheduled prepayments of debt.
   Revenue Recognition
     Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15%. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

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
   Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports changes in the fair value of derivatives qualifying as cash flow hedges as a component of comprehensive income.
   Income Taxes
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. (“SFAS 109”) SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required. For a discussion of FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which was effective for the Company as of January 1, 2007, see Note 12, Income Taxes.
     The Company’s results of operations are included in the consolidated federal income tax return filed by CMP; however, the Company has provided for income taxes as if it were filing a separate federal income tax return.
   Extinguishment of Debt
     The Predecessor’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The gain and loss recognized in 2008, 2007 and 2006 relate to the retirement of certain senior subordinated notes and term loan borrowings under the Radio Holdings’ and the Predecessor’s credit facilities.

   Recent Accounting Pronouncements
     SFAS No. 141(R). In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, “Business Combinations” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. FAS No. 141R is effective for the Company as of January 1, 2009 for all business combinations that will close on or after January 1, 2009.
     SFAS 157. In September 2006, FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The Company adopted these provisions of SFAS 157 effective January 1, 2008. The related disclosures are included in Note 7. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company has evaluated the impact of this statement on its consolidated financial statements and it did not have a material impact on them.
     SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future.
     SFAS No. 160. In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require Companies to present minority interest separately within the equity section of the balance sheet. The Company adopted SFAS 160 as of January 1, 2009 and does not expect it to have a material impact on its consolidated financial statements.
     SFAS 161. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has assessed the impact this statement has on its consolidated financial statements and will include the relevant disclosures in its financial statements beginning with the first quarter in 2009 and does not expect it to have a material impact on its consolidated financial statements.
     FSP No. 142-3. In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company has assessed the impact of adoption on its consolidated financial statements, but does not expect it to have a material impact on its consolidated financial statements.
     FSP FAS 157-3. The FASB issued this FSP in October 2008 and it is effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS 157 in an inactive market, including; how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. The Company adopted this FSP upon the date of issuance and it did not have a material impact on its consolidated financial statements.
     FSP FAS 140-4 and FIN 46R-8. The FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP”) in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, (“SFAS 140”) and FIN 46R “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46R”). These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. The Company adopted this FSP as of January 1, 2009, but does not expect it to have a material impact on our consolidated results of operations, cash flows or financial condition.
3. Discontinued Operations of the Predecessor
     Discontinued operations of the Predecessor include Cable, Pfaltzgraff, SusQtech and Real Estate. Continuing operations include radio broadcasting and certain general corporate overhead.
   2006
     On May 1, 2006, the Predecessor sold the assets of its cable business to Comcast for approximately $772 million cash. Cable subsequently redeemed Susquehanna’s stock ownership for approximately $185 million cash. A pretax gain of approximately $490 million and related income taxes of approximately $190 million were recognized related to the sale.
     Pursuant to the terms of the acquisition merger agreement (Note 1), substantially all non-Radio assets and liabilities were distributed to entities (trusts) owned by the Predecessor’s former shareholders prior to May 4, 2006.
     Included in the gain from operations of discontinued subsidiaries for the period from January 1, 2006 through May 4, 2006 are (in thousands):

2006
Revenues from discontinued operations	$70,394
Interest expense, net	6,065
     Disposals included in discontinued operations for the period from January 1, 2006 through May 4, 2006 are as follows (in thousands):

2006
Gain on disposal of businesses included in discontinued operations before income taxes and minority interests	$498,387
Income taxes related to gain on disposal of businesses included in discontinued operations	(194,371)

Gain on disposal of business, net	304,016

4. Property, Plant and Equipment
     Property, plant and equipment consist of the following as of December 31, 2008 and 2007 (in thousands):

	Estimated
	Useful Life	2008	2007
Land		$6,129	$6,257
Machinery and equipment	3 to 20 years	32,015	31,129
Buildings and improvements	10 to 40 years	7,896	7,790
Construction in progress		375	755

		46,415	45,931
Less accumulated depreciation		(15,341)	(9,428)

		$31,074	$36,503

     Depreciation expense for continuing operations was $6.1 million, $5.7 million, $3.7 million, and $2.2 million for 2008, 2007, the period from May 5 through December 31, 2006, and the period from January 1 through May 4, 2006, respectively.
5. Long-term Debt
     Total long-term debt as of December 31, included (in thousands):

	2008	2007
9.875% Senior subordinated notes	$187,594	$242,659
Term loan	657,500	664,500
Revolver	96,680	3,000

Total	$941,774	$910,159

Less amounts payable within one year	7,000	25,160

	$934,774	$884,999

     A summary of the future contractual maturities of long-term debt follows (in thousands):

2009	$7,000
2010	7,000
2011	7,000
2012	103,680
2013	629,500
Thereafter	187,594

$941,774

     Pursuant to the acquisition of the Predecessor, CMPSC raised $250 million in senior subordinated notes and established a $700 million term loan and $97.0 million in revolving bank facilities. At the acquisition closing, only the $700 million term loan was drawn on and $3.3 million in letters of credit were issued to cover pre-existing workers’ compensation claims, reducing revolving bank facilities capacity to $96.7 million. CMPSC is charged a commitment fee of 0.5% on the unused portion of the revolver. All proceeds of the financing were used to fund the acquisition of the Predecessor’s common stock. In connection with the acquisition and closing $208.1 million outstanding under Predecessor’s credit facilities were repaid and a loss on extinguishment of debt was recorded for the unamortized deferred loan costs.
     During 2008, CMPSC drew down the remaining $93.7 million available under it’s revolving credit facility. Excluding the $3.3 million letter credit, the revolver had a balance of $96.7 million at December 31, 2008.
     On June 12, 2008, CMPSC entered into interest rate swap agreement (“the 2008 Swap”) that effectively fixed the interest rate, based on LIBOR, on $200 million of our current floating rate bank borrowings for a three year period.
     The interest rate for the term loan is 2% above LIBOR (0.4325% at December 31, 2008) or 1% above the alternate base rate. At December 31, 2008 and 2007, CMPSC’s effective interest rate on the loan amounts outstanding under CMPSC’s senior secured credit facilities were 3.650% and 7.606% (2008 excludes the fixed component of the 2008 Swap), respectively. The effective interest rate as of December 31, 2008 inclusive of the June 2008 Swap was 4.229%. The revolving loan rate is variable based on the levels of leverage, and range from 1.75% to 2.25% above LIBOR and from 0.75% to 1.25% above the alternate base rate.
     In August 2006 CMPSC entered into an interest rate swap agreement (“2006 Swap”) that effectively fixed the interest rate, based on LIBOR, on $225.0 million of floating rate bank borrowings through November 9, 2007. The 2006 Swap matured on November 9, 2007 and was not renewed. As a result of the maturation of the 2006 Swap, CMPSC’s aggregate borrowings under the term loan bore interest at variable rates as of December 31, 2007.
     CMPSC’s obligations under the senior secured credit facility are collateralized on a first-priority lien basis by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect domestic subsidiaries. In addition, CMPSC’s obligations under the senior secured credit facility are guaranteed by its subsidiaries.
     The term loan has a repayment schedule which requires quarterly principal payments of 0.25% of the original loan beginning September 30, 2006. The term loan also has required payments based on the excess cash flow as defined in the agreement. The unpaid balance of the term loan is due May 2013 and the revolving loan is due May 2012.
     The representations, covenants and events of default in the credit agreement governing the senior secured credit facility are customary for financing transactions of this nature. Events of default in the credit agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the credit agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the credit agreement and the ancillary loan documents as a secured party. On April 6, 2009, CMPSC received a notice from the agent under the credit agreement claiming that the Company’s failure to deliver audited financial statements to the lenders no later than 90 days after year-end constituted a default and that the 30 day cure period began on April 6, 2009. The financial statement delivery requirement is expected to be satisfied upon the filing of the Company’s Annual Report on Form 10-K.

     As mentioned above, the credit agreement contains certain customary financial covenants including:
•	a maximum total leverage ratio;

•	a minimum leverage ratio; and

•	a limit on annual capital expenditures.
     Our covenant requirements as of December 31, 2008 are as follows:

Covenant
Requirement
Maximum total leverage ratio	10.50
Interest coverage ratio	1.15
     The maximum total leverage ratio in the credit agreement becomes more restrictive over the term of the agreement. The total leverage ratio as of the last day of any test period must be greater than the ratio established for that date as set forth in the table below:

Fiscal Year	March 31	June 30	September 30	December 31
2009	10.25:1	10.25:1	10.00:1	9.50:1
2010	9.50:1	9.25:1	9.00:1	8.75:1
2011	8.50:1	8.25:1	8.00:1	7.75:1
2012	7.50:1	7.50:1	7.00:1	6.75:1
2013	6.75:1	6.75:1	6.75:1	6.75:1
     The current economic crisis has reduced demand for advertising in general, including advertising on the Company's radio stations. In consideration of current and projected market conditions, overall advertising is expected to continue to decline. Therefore, in conjunction with the development of the 2009 business plan, management continues to assess the impact of recent market developments on a variety of areas, including the forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan to incorporate a reduction in the forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and the first quarter 2009 to mitigate the impact of CMP’s anticipated decline in 2009 revenue (see Note 1 for further discussion).
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
     The senior subordinated notes are unsecured and the bank term loan is secured by a blanket lien over all assets of Radio Holdings. Under the bank credit agreement and the original indenture (see Note 14. Subsequent Events), there are a number of standard covenants that restrict CMPSC’s ability to incur additional indebtedness, pay dividends, sell off pledged assets, and make capital expenditures as well as financial covenant such as interest coverage and leverage ratio. At December 31, 2008, the senior subordinated notes had a fair value of 4.0% of face value.
     Pursuant to the exchange offer described in Note. 14, Subsequent Events, as of April 3, 2009, the Company reduced the outstanding principal amount of senior subordinated notes from $187.6 million to $12.1 million.

     Early Extinguishment of Debt
     A committed bridge line was terminated with the closing of the senior subordinated notes and a $1.7 million commitment fee was expensed in May 2006. In connection with the senior secured credit facility, Radio Holdings capitalized approximately $25.1 million of debt issuance costs, which is being amortized to interest expense over the life of the debt.
     At December 31, 2006, including the fixed component of the swap, CMPSC’s effective interest rate on the loan amounts outstanding under the credit agreement was 7.509%.
     In December 2007, CMPSC repurchased and cancelled $7.3 million of the senior subordinated notes in market transactions. The purchase price was $1.5 million less than the face value the repurchased notes and the $0.2 million charge for unamortized deferred financing costs were recognized as a net gain on early extinguishment of debt for the year ended December 31, 2007.
     For the year ended December 31, 2008, CMPSC repurchased and cancelled $55.1 million of the senior subordinated notes in market transactions. The purchase price was $22.6 million less than the face value of the repurchased notes and the $1.7 million charge for unamortized deferred financing costs were recognized as a net gain on early extinguishment of debt.
     Predecessor
     On February 1, 2006, Media redeemed all the then-outstanding senior subordinated notes for $162.3 million. The $12.3 million in redemption cost over face value, the $1.4 million charge for unamortized deferred financing costs and $0.2 million in associated costs were recognized as a loss on early extinguishment of debt in the period from January 1, 2006 through May 4, 2006.
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
2008 Swap
     During June 2008, CMPSC entered into a LIBOR-based interest rate swap arrangement to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The June 2008 Swap became effective as of June 12, 2008 and will expire on June 12, 2011. The June 2008 Swap changes the variable-rate cash flow exposure on $200 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the June 2008 Swap, CMPSC receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate, long-term debt. The June 2008 Swap is not accounted for as a cash flow hedge instrument in accordance with SFAS No. 133. Accordingly, the changes in its fair value are reflected within interest expense in the statement of operations. The changes in fair value of the June 2008 Swap for the year ended December 31, 2008 was $10.7 million.
     The fair value of the June 2008 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a level 2 measurement). The fair value represents an estimate of the net amount that CMPSC would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheet as of December 31, 2008 contains a long-term liability in the amount of $5.9 million, which includes the fair value adjustment of the June 2008 Swap. During the year ended December 31, 2008, the Company charged $0.9 million, to interest expense related to yield adjustment payments on the June 2008 Swap.

2006 Swap
     In August 2006, CMPSC entered into an interest rate swap agreement (the “2006 Swap”) that effectively fixed the interest rate, based on LIBOR, on $225.0 million of its floating rate bank borrowings through November 9, 2007.
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
     The fair value of the 2006 Swap was determined periodically by obtaining quotations from the financial institution that were the counterparty to the swap arrangement. The fair value represented an estimate of the net amount that CMPSC would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the 2006 Swap were reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity.
     As previously mentioned, the 2006 Swap matured on November 9, 2007 and was not renewed. At December 31, 2006 the fair value of the derivative was $0.2 million.
7. Fair Value Measurements
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

     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial liabilities are measured at fair value on a recurring basis. Financial liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (dollars in thousands):

		Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
	Total	in Active Markets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities
Interest Rate Swap	$(5,944)	$—	$(5,944)	$—

Total Liabilities	$(5,944)	$—	$(5,944)	$—

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
8. Income Taxes
     Income tax expense (benefit) for the years ended December 31, 2008, 2007, and the periods May 5, through December 31, 2006 and January 1, through May 4, 2006 consisted of the following (dollars in thousands):

	Radio Holdings			Predecessor
	Year ended		May 5 Through	January 1
	December 31,		December 31,	Though May 4,
	2008	2007	2006	2006
Current:
Federal	$193	$(500)	$558	$4,839
State	1,546	1,211	2,283	854

Total current	1,739	711	2,841	5,693

Deferred:
Federal	(103,014)	(3,549)	(9,547)	(18,983)
State	(20,342)	(628)	(1,570)	(3,350)
State tax rate changes	(971)	—	—	—

Total deferred	(124,327)	(4,177)	(11,117)	(22,333)

Income tax expense (benefit)	$(122,588)	$(3,466)	$(8,276)	$(16,640)

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

     Reconciliations of the difference between income taxes at the U.S. statutory rate and the effective book income tax rate for continuing operations follow (in thousands):

	Radio Holdings			Predecessor
	Year Ended		May 5 Through	January 1
	December 31,		December 31,	Though May 4,
	2008	2007	2006	2006
U.S. statutory rate	$(226,876)	$(66,065)	$(9,423)	$(14,916)
State income taxes, net of Federal income tax effect	(12,328)	(8,412)	420	(1,622)
Change in state tax rates	(971)	—	—	—
Permanent differences/Other	(44)	738	727	(102)
Impairment charge	115,563	52,941	—	—
Increase in valuation allowance	2,068	17,332	—	—

Income tax expense (benefit)	$(122,588)	$(3,466)	$(8,276)	$(16,640)

     At December 31, 2008 and 2007, deferred tax assets and liabilities resulted from the following temporary differences (in thousands):

	2008	2007
Current deferred tax assets:
Accounts receivable	$487	$404
Accrued expenses and other	650	514

Current deferred tax assets	1,137	918
Less: valuation allowance	(1,137)	(918)

Net current deferred tax assets	—	—

Non-current deferred tax assets:
Intangibles & others	9,034	12,167
Other liabilities	8,658	6,222
Net operating loss and other carryforwards	21,871	21,632

Noncurrent deferred tax assets	39,563	40,021
Less: valuation allowance	(35,017)	(33,035)

Net noncurrent deferred tax assets	4,546	6,986

Noncurrent deferred tax liabilities:
Tangible assets, primarily property & equipment	2,780	4,313
Intangible assets	122,374	246,700
Other liabilities	1,766	2,673

Noncurrent deferred tax liabilities	126,920	253,686

Net noncurrent deferred tax liabilities	122,374	246,700

Net deferred tax liabilities	$122,374	$246,700

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
     During the year ended December 31, 2008, the Company recorded deferred tax expense of $4.6 million resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $126.6 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill.
     As of December 31, 2008 and 2007, the Company had approximately $0.0 million and $10.0 million, respectively, of federal net operating loss carryforwards and approximately $255.2 million and $199.0 million, respectively, of state net operating loss carryforwards.

     The Company adopted the provisions of FIN 48 on January 1, 2007. The Company classifies interest and penalties relating to uncertain tax positions in income taxes. The Company files numerous income tax returns at the United States federal level and with various state jurisdictions. Radio Holdings is indemnified by Predecessor’s selling stockholders against realized tax uncertainties for periods prior to acquisition (May 5, 2006); the Company’s open tax periods are those after May 6, 2006. Consequently, it has not recorded a reserve for tax uncertainties for the period prior to acquisition. At December 31, 2008, the Company had no known material tax positions and, therefore, did not establish a reserve for tax uncertainties.
9. Acquisitions and Dispositions
     2008
     The Company completed the sale of the radio station WZZB-AM in Seymore, Indiana for $0.3 million during the three months ended March 31, 2008. The Company recorded an immaterial gain on this transaction in connection with the sale,.
     2007
     On December 5, 2007, the Company completed a transaction with Entercom Communications Corp (“Entercom”) to exchange WSWD-FM for WGRR-FM and certain other intellectual property. Each of the stations included in the exchange, WSWD-FM and WGRR-FM, serves the Cincinnati, Ohio radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into an LMA. Pursuant to the LMA, on November 1, 2006, the Company commenced operation of WGRR-FM and Entercom commenced operations of WSWD-FM. The Company included the net revenues and station operating expenses associated with operating WGRR-FM in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. Under the asset purchase agreement and the LMA, there were very few employees hired and a minimal number of contracts assumed. The fair value of the assets acquired in exchange for the assets disposed, were accounted for under SFAS No. 141, which resulted in a fair value of $31.0 million.
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

     The purchase price and the purchase price allocation for the acquisition are summarized below (in thousands):

Purchase price	$1,207,991
Acquisition costs	12,052

Total purchase price consideration	$1,220,043
Allocated to:
Current assets	(47,776)
Property, plant, and equipment, net	(44,081)
Broadcast licenses, non-amortizable	(795,572)
Other intangible assets, amortizable	(37,611)
Investments and other assets (including assets held for sale of $13,500)	(17,640)
Current liabilities and long-term liabilities	6,293
Income tax holdback	5,692
Deferred income taxes	260,815

Allocation of excess purchase price over the assets acquired	$550,163

     The table below reflects unaudited pro forma results of Radio Holdings for the year ended December 31, 2006 as if the acquisition and related financing had taken place on January 1. The pro-forma results are not necessarily indicative of the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, the pro-forma results are not intended to be a projection of future results. Radio Holdings results of operations for 2006 include 4 months of the acquired operations of the Predecessor.

(In thousands)
2006

Net revenues	$223,109
Loss before cumulative effect of change in accounting principle	(65,205)
Net loss	$(65,205)
     The net loss for 2006 includes non-recurring amortization of approximately $16.0 million net of taxes.
     As indicated above, Radio Holdings acquired the stock of the Predecessor on May 5, 2006. Proceeds for the May 5, 2006 acquisition were derived from bank financing, high yield unsecured senior subordinated notes, and $250 million in sponsor equity. In addition, Radio Holdings obtained $64 million of cash as equity from the asset-based financing, by a third party, of CMP KC, LLC’s radio assets which were three radio stations contributed by Cumulus as part of its equity contribution to CMP. Management consulted the guidelines issued by the SEC staff under Staff Accounting Bulletin 73 and determined the cash from CMP KC, LLC constituted equity in Radio Holdings.
     In addition, Radio Holdings recognized approximately $1.5 million in exit activity costs for employee severance, and contract termination costs. In accordance with the guidance set forth in Emerging Issue Task Force 95-3 Recognition of Liabilities in Connection with a purchase business combination Radio Holdings capitalized these costs on the consolidated balance sheet and at December 31, 2006 had paid out approximately $1.0 million. The remainder of accrued costs was paid out in fiscal 2007.
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

     CMP Susquehanna Holdings Corp. (“Holdings”), the parent company of the Company, is a party to a management agreement with Cumulus to manage the operations of CMP’s subsidiaries. The agreement provides for Holdings to pay a management fee that is expected to be approximately 4% of Holdings’ and its subsidiaries’ annual EBITDA, or $4.0 million, whichever is greater. In addition, Holdings is a party to an advisory services agreement in which it has paid an investor fee of $1.0 million or 1% of EBITDA, whichever is greater, to cover ongoing investor expenses.
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
     In connection with the amendment to the Equityholders’ Agreement described above, the members of CMP also amended the previously disclosed advisory services agreement pursuant to which the members of CMP other than Cumulus provide certain ongoing advisory and consulting services for an aggregate cash annual fee equal to the greater of $1.0 million, or 1%, of Holdings’s Adjusted EBITDA (as defined in the advisory services agreement). Pursuant to the amendment, those members of CMP who have elected to assume non-attributable ownership status of CMP for regulatory purposes have ceased providing such services effective July 30, 2008 and, as a result, CMP’s annual aggregate payment obligation for such services will be reduced by two-thirds and will be payable solely to Blackstone, as the sole remaining member continuing to provide such services. For the years ending December 31, 2008, 2007, and 2006 CMP recorded $0.7 million, $1.0 million, and $0.6 million of expense associated with advisory services fees.

10. Goodwill and Intangible Assets
     Intangible assets of continuing operations are comprised of the following at December 31, (in thousands):

	Year Ended
	December 31,
	2008	2007
Indefinite-lived, at carrying value:
Federal Communications Commission licenses	$406,767	$745,265
Goodwill	79,700	412,795

Subtotal	486,467	1,158,060

Definite-lived favorable transmitter leases	2,413	2,413
Other, primarily pre-sold advertising and talent agreements	35,198	35,198

	37,611	37,611
Less accumulated amortization	(32,972)	(31,741)

Subtotal	4,639	5,870
	$491,106	$1,163,930

     Favorable leases and pre-sold advertising contracts are amortized using the straight-line method over their respective terms. Total amortization for continuing operations for year ended December 31, 2008, December 31, 2007, the periods from May 5, 2006 through December 31, 2006, and from January 1, 2006 through May 4, 2006, was approximately $1.2 million, $4.6 million, $27.1 million, and $0.2 million, respectively.
     Amortization expense relative to intangible assets is estimated to be as follows (in thousands):

Years ended December 31,
2009	$694
2010	530
2011	465
2012	461
2013	454
Thereafter	2,035

$4,639

     In connection with the acquisition of the Predecessor discussed in Note 9, Radio Holdings allocated portions of the purchase price to identifiable intangible assets consisting of (1) broadcast licenses, (2) pre-sold commercial advertising contracts, (3) on-air talent agreements, (4) favorable transmitter site leasehold interests and (5) others. Radio Holdings also recorded a deferred tax liability of $260.8 million for the difference between the fair value of book basis for the assets acquired and their tax basis. In addition to the identifiable intangibles, goodwill has been recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired, including identified intangibles.
     The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, which: (i) prohibits the amortization of goodwill and indefinite-lived intangible assets, (ii) requires that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill
     SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, SFAS No. 142 requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit with its carrying amount. If the fair value of any reporting unit is less than the carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. Consistent with prior years, for 2008 we determine the reporting unit as a radio market.
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
     For the year ended December 31, 2008 and December 31, 2007 the Company determined that the carrying value of certain reporting units exceeded their fair values. Accordingly, the Company recorded an impairment charge of $331.3 million and $137.7 million, respectively as reflected in the Consolidated Statements of Operations, to reduce the carrying value of goodwill.
     Several factors and variables contributed to the decrease in the fair value of certain of its reporting units, including (1) an increase in the discount rate used; (2) a decrease in station transaction multiples, and (3) a decrease in advertising revenue growth projections for the broadcasting industry.
Indefinite-Lived Intangibles
     SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of each year. Accordingly, we determine the appropriate reporting unit and then compare the carrying amount of each reporting unit’s broadcast licenses with their fair value. Consistent with prior years, for 2008 we determined the reporting unit as a radio market.
Broadcast Licenses
     The fair values derived utilize a direct value method and is based on assumptions that contain a variety of variables. These variables are based on available industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of broadcast licenses are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated value.
     For the year ended December 31, 2008 and December 31, 2007, the Company determined that the carrying value of broadcast licenses in certain of its reporting units exceeded their fair value. Accordingly, the Company recorded an impairment charge of $338.5 million and $50.3 million, respectively, as reflected in the consolidated statements of operations, to reduce the carrying value of broadcast licenses.

     Several factors and variables contributed to the decrease in the fair value of certain of our broadcast licenses, including (1) an increase in the discount rate used; (2) a decrease in station transaction multiples, and (3) a decrease in advertising revenue growth projections for the broadcasting industry.
11. Other Current Liabilities
     Other current liabilities classified as continuing operations are comprised of the following (in thousands):

	2008	2007
Accrued employee-related costs	$839	$1,242
Deferred revenue	136	104
Accrued real estate costs	432	360
Accrued external commissions	1,762	2,034
Trade expense	218	246
Accrued advertising fees	—	1,069
Accrued professional fees	134	588
Other accrued expenses	4,114	3,695

	$7,635	$9,338

12. Lease Commitments
     Total operating lease expense for continuing operations was $5.6 million, $5.7 million, $3.8 million, and $1.8 million for 2008, 2007, the period from May 5, 2006 through December 31, 2006, and the period from January 1, 2006 through May 4, 2006, respectively. Annual aggregate minimum rental commitments under non-cancelable operating leases as are as follows (in thousands):

Years ended December 31,
2009	$4,905
2010	4,714
2011	3,628
2012	2,956
2013	2,849
Thereafter	9,552

$28,604

13. Commitments and Contingencies
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

     The Company is a limited partner in San Francisco Baseball Associates L.P. On June 7, 2004, the Predecessor renewed its broadcast rights to broadcast San Francisco Giants games for the 2005 through 2009 baseball seasons. Required rights fees range from $7.6 million in 2005 to $8.7 million in 2009. The Company concurrently invested an additional $1.5 million in the partnership that owns the Giants. The Company expensed rights payments of $8.3 million, $8.0 million and $8.0 million during the baseball seasons of 2008, 2007, and 2006, respectively.
     The Company has the broadcast rights for the Kansas City Chiefs NFL franchise through the 2009 football season. The contract requires minimum rights payments of $2.8 million, $2.9 million, and $3.0 million for the 2007, 2008 and 2009 football seasons, respectively.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which we receive programming ratings materials in a majority of our markets. The Company remaining obligation under the agreement with Arbitron totals approximately $4.3 million as of December 31, 2008 and will be paid in accordance with the agreement through 2010.
     The contract with Katz contains termination provisions which, if exercised by The Company during the term of the contract, would obligate it to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     The liability pertaining to the summary judgment ordered by the United States District Court for the Northern District of Georgia awarding Bridge Capital Investors II (“BCI”) $10.0 million was not assumed by the Company. See discussion below for further details.
     SPC moved WHMA-FM from Anniston, Alabama in 2001 to serve the Atlanta, Georgia metropolitan area based upon a FCC Report and Order. The original purchase agreement provided that if a Final Order was received by May 2003, Media would pay the sellers an additional $10.0 million. A Final Order was not issued by that date. On July 29, 2004, BCI sued Radio for $10.0 million alleging breach of contract and unjust enrichment in connection with the acquisition of Radio Station WHMA-FM. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Radio. The summary judgment granted BCI $10.0 million plus interest at 9% per annum from January 22, 2001 and recovery of attorney’s costs. Indefinite-lived intangible assets (FCC licenses) for continuing operations were increased by $10.0 million as of December 31, 2004. On February 22, 2005, Predecessor appealed the judgment. Oral arguments were heard on March 14, 2006 and the grant of summary judgment was affirmed by the appellate court on August 1, 2006. Under the merger agreement with SPC, Radio Holdings placed into an escrow account at the closing of the Acquisition an amount estimated to be sufficient to cover anticipated losses relating to this litigation matter. On or around August 15, 2006, a satisfaction of judgment, costs, attorneys’ fees and expenses were paid in full out of the escrow agreement with the remaining amount in escrow distributed to the SPC selling stockholders, and satisfaction of judgment was filed with the United States District Court in the Atlanta Division of the Northern District of Georgia on August 16, 2006. Continuing operations for the period from January 1, 2006 through May 4, 2006 includes $1.2 million of interest expense related to this judgment.
14. Subsequent Event
     Radio Holdings and CMPSC commenced an exchange offer (the “2009 Exchange Offer”) on March 9, 2009, pursuant to which they offered to exchange all of CMPSC’s 9 7/8% senior subordinated notes due 2014 (the “Existing Notes”) (1) up to $15 million aggregate principal amount of Variable Rate Senior Subordinated Secured Second Lien Notes due 2014 of CMPSC (the “New Notes”), (2) up to $35 million in shares of Series A preferred stock of Radio Holdings (the “New Preferred Stock”), and (3) warrants exercisable for shares of Radio Holdings’ common stock representing, in the aggregate, up to 40% of the outstanding common stock on a fully diluted basis (the “New Warrants”).

     On March 26, 2009, Radio Holdings and CMPSC completed the exchange of, $175,464,000 aggregate principal amount of Existing Notes, which represented 93.5% of the total principal amount outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of Radio Holdings’ common stock. The Company is currently evaluating the accounting treatment for this transaction.
15. Guarantor and Non Guarantor Financial Information
     In connection with the sale of the senior subordinated notes (and subsequent exchange for the Existing Notes), all but one of Radio Holdings’ and CMPSC’s wholly owned subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Existing Notes. As of March 1, 2006, there no longer are any non-guarantor subsidiaries. The following supplemental financial information sets forth on a consolidating basis the balance sheet, statement of operations and cash flow information for Radio Holdings.
     The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances; there are no intercompany revenues and expenses.

CMP Susquehanna Radio Holdings Corp.
Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2008
(In thousands)

	CMP Susquehanna Radio	CMP
	Holdings Corp.	Susquehanna
	(Parent	Corp	Guarantor
	Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$83,186	$—	$83,186
Accounts receivable, net	—	—	38,580	—	38,580
Inter-company receivable	—	758,408	3,175,109	(3,933,517)	—
Prepaid expenses and other current assets	—	—	3,246	—	3,246

Total current assets	—	758,408	3,300,121	(3,933,517)	125,012

Property, plant and equipment, net	—	—	31,074	—	31,074
Intangible assets, net	—	—	491,106	—	491,106
Deferred financing costs, net	—	14,030	—	—	14,030
Long Term Investments	—	—	4,000	—	4,000
Intercompany Investment	(429,598)	—	—	429,598	—

Total assets	$(429,598)	$772,438	$3,826,301	$(3,503,919)	$665,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$2,873	$—	$2,873
Current portion of long-term debt		7,000	—	—	7,000
Accrued interest	—	3,391	—	—	3,391
Accrued state income taxes	—	—	1,696	—	1,696
Intercompany payable	—	—	3,933,517	(3,933,517)	—
Other current liabilities	—	—	7,635	—	7,635

Total Current Liabilities	—	10,391	3,945,721	(3,933,517)	22,595

Long-term debt	—	934,774	—	—	934,774
Other liabilities	—	5,944	9,133	—	15,077
Deferred income taxes		(27,014)	149,388	—	122,374

Total liabilities	—	924,095	4,104,242	(3,933,517)	1,094,820

Stockholders’ equity
Common stock — Voting $.01 par	—	—	—	—	—
value, authorized 1,000 shares and issued 100 shares	—	—	—	—	—
Additional paid-in capital	299,928	—	299,928	(299,928)	299,928
Retained earnings (accumulated deficit)	(729,526)	(151,657)	(577,869)	729,526	(729,526)

Total stockholders’ equity	(429,598)	(151,657)	(277,941)	429,598	(429,598)

Total liabilities and stockholders’ equity	$(429,598)	$772,438	$3,826,301	$(3,503,919)	$665,222

Supplemental Condensed Consolidating Statement of Operations
For the year ending December 31, 2008
(In thousands)

	CMP Susquehanna Radio	CMP
	Holdings Corp.	Susquehanna
	(Parent	Corp	Guarantor
	Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$203,412	$—	$203,412

Operating expenses:
Station operating expense excluding depreciation amortization	—	—	119,970	—	119,970
Corporate general and administrative expenses	—	—	7,152	—	7,152
Depreciation and amortization	—	—	7,353	—	7,353
(Gain) Loss on sale of assets	—	—	(6)	—	(6)
Impairment of goodwill and intangible assets	—	—	669,786	—	669,786
Impairment of long-term investment	—	—	2,991	—	2,991
Total operating expenses	—	—	807,246	—	807,246

Operating income (loss) from continuing operations		—	(603,834)	—	(603,834)
Non-operating income (expense) from continuing operations:
Interest expense, net	—	(65,530)	221	—	(65,309)
Gain (Loss) on early extinguishment of debt	—	20,935	—	—	20,935
Other income (expense)	(525,629)	—	(9)	525,629	(9)

Income (loss) from continuing operations before income taxes and minority interest	(525,629)	(44,595)	(603,622)	525,629	(648,217)
Provision (benefit) for income taxes	—	(8,428)	(114,160)	—	(122,588)

Earnings (loss) from continuing operations	$(525,629)	$(36,167)	$(489,462)	$525,629	(525,629)

CMP Susquehanna Radio Holdings Corp.
Supplemental Condensed Consolidating Statement of Cash Flows
For the year ending December 31, 2008
(In thousands)

	CMP Susquehanna Radio	CMP
	Holdings Corp.	Susquehanna
	(Parent	Corp.	Guarantor
	Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	—	(54,194)	80,171	—	25,977

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(1,336)	—	(1,336)
Proceeds from sales of assets or radio stations	—	—	2,460	—	2,460
(Acquisitions) dispositions	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	—	—	1,120	—	1,120

Cash flows from financing activities:
Subordinated debt	—	(32,486)	—	—	(32,486)
Increase in revolving credit facilities	—	108,680	—	—	108,680
Repayment of credit facilities	—	(22,000)	—	—	(22,000)

Net cash provided by (used in) by financing activities	—	54,194	—	—	54,194

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	81,291	—	81,291
Cash and Cash Equivalents, beginning of period	—	—	1,895	—	1,895

Cash and Cash Equivalents, end of period	$—	$—	$83,186	$—	$83,186

CMP Susquehanna Radio Holdings Corp.
Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2007
(In thousands)

	CMP Susquehanna
	Radio Holdings
	Corp.	CMP Susquehanna
	(Parent	Corp.	Guarantor
	Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,895	$—	$1,895
Accounts receivable, net	—	—	47,270	—	47,270
Inter-company receivable	—	761.729	2,153,010	(2,914,739)	—
Prepaid expenses and other current assets	—	—	2,174	—	2,174

Total current assets	—	761,729	2,204,349	(2,914,739)	51,339

Property, plant and equipment, net	—	—	36,503	—	36,503
Intangible assets, net	—	—	1,163,930	—	1,163,930
Deferred financing costs, net	—	18,929	—	—	18,929
Long Term Investments	—	—	6,991	—	6,991
Intercompany Investment	96,031	—	—	(96,031)	—

Total assets	$96,031	$780,658	$3,411,773	$(3,010,770)	$1,277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$483	$—	$483
Current portion of long-term debt	—	25,160	—	—	25,160
Accrued interest	—	4,574	—	—	4,574
Accrued state income taxes	—	—	1,211	—	1,211
Intercompany payable	—	—	2,914,739	(2,914,739)	—
Other current liabilities	—	—	9,338	—	9,338

Total Current Liabilities	—	29,734	2,925,771	(2,914,739)	40,766

Long-term debt	—	884,999	—	—	884,999
Other liabilities	—	—	9,196	—	9,196
Deferred income taxes	—	(18,585)	265,285	—	246,700

Total liabilities	—	896,148	3,200,252	(2,914,739)	1,181,661

Stockholders’ equity
Common stock — Voting $.01 par value, authorized 1,000 shares and issued 100 shares	—	—	—	—	—
Additional paid-in capital	299,928	—	299,928	(299,928)	299,928
Retained earnings (accumulated deficit)	(203,897)	(115,490)	(88,407)	203,897	(203,897)

Total stockholders’ equity	96,031	(115,490)	211,521	(96,031)	96,031

Total liabilities and stockholders’ equity	$96,031	$780,658	$3,411,773	$(3,010,770)	$1,277,692

CMP Susquehanna Radio Holdings Corp.
Supplemental Condensed Consolidating Statement of Operations
For the year ending December 31, 2007
(In thousands)

	CMP Susquehanna	CMP
	Radio Holdings	Susquehanna
	Corp.	Corp.
	(Parent		Guarantor
	Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$223,437	$—	$223,437

Operating expenses:
Station operating expense excluding depreciation amortization	—	—	123,388	—	123,388
Corporate general and administrative expenses	—	—	7,214	—	7,214
Depreciation and amortization	—	—	10,393	—	10,393
Gain (Loss) on sale of assets	—	—	96	—	96
Impairment of goodwill and intangible assets	—	—	188,019	—	188,019
Impairment of long-term investment	—	—	5,509	—	5,509

Total operating expenses	—	—	334,619	—	334,619

Operating income (loss) from continuing operations		—	(111,182)	—	(111,182)
Non-operating income (expense) from continuing operations:
Interest expense, net	—	(78,818)	309	—	(78,509)
Gain (Loss) on early extinguishment of debt	—	1,258	—	—	1,258
Other income (expense)	(185,290)	(361)	38	185,290	(323)

Income (loss) from continuing operations before income taxes and minority interest	(185,290)	(77,921)	(110,835)	185,290	(188,756)
Provision (benefit) for income taxes	—	(1,402)	(2,064)	—	(3,466)

Earnings (loss) from continuing operations	$(185,290)	$(76,519)	$(108,771)	$185,290	$(185,290)

CMP Susquehanna Radio Holdings Corp.
Supplemental Condensed Consolidating Statement of Cash Flows
For the year ending December 31, 2007
(In thousands)

	CMP Susquehanna
	Radio Holdings	CMP
	Corp.	Susquehanna
	(Parent	Corp.	Guarantor
	Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	—	19,849	(4,944)	—	14,905

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(1,573)	—	(1,573)
(Acquisitions) dispositions	—	—	192	—	192
Purchase accounting adjustment	—	—	322	—	322

Net cash provided by (used in) investing activities	—	—	(1,059)	—	(1,059)

Cash flows from financing activities:
Subordinated debt	—	(5,849)	—	—	(5,849)
Increase in revolving credit facilities	—	14,000	—	—	14,000
Repayment of credit facilities	—	(28,000)	—	—	(28,000)

Net cash provided by (used in) by financing activities	—	(19,849)	—	—	(19,849)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	(6,003)	—	(6,003)
Cash and Cash Equivalents, beginning of period	—	—	7,898	—	7,898

Cash and Cash Equivalents, end of period	$—	$—	$1,895	$—	$1,895

CMP Susquehanna Radio Holdings Corp.
Supplemental Condensed Consolidating Statement of Operations
For the period from May 05, 2006 (date of inception) to December 31, 2006
(In thousands)

	CMP
	Susquehanna
	Radio Holdings	CMP
	Corp.	Susquehanna
	(Parent	Corp.	Guarantor	Non-guarantor
	Guarantor)	(Issuer)	(Subsidiaries)	Subsidiary	Eliminations	Consolidated

Net Revenues	$—	$—	$155,607	$1,097	$—	$156,704
Operating Expenses:
Station operating expenses, excluding depreciation and amortization	—	—	91,870	790	—	92,660
Corporate general and administrative	—	—	4,106	—	—	4,106
Depreciation and amortization	—	—	30,798	165	—	30,963

Total operating expenses	—	—	126,774	955	—	127,729

Operating income	—	—	28,833	142	—	28,975
Non-operating income (expense):
Interest expense	—	(52,771)	385	—	—	(52,386)
Gain (loss) on early extinguishment of debt	—	(1,675)	—	—	—	(1,675)
Other income (expense), net	(18,603)	(1,708)	53	(47)	18,603	(1,702)

Income (loss) from continuing operations before income taxes and minority interest	(18,603)	(56,154)	29,271	95	18,603	(26,788)
Provision (benefit) for income taxes	—	(17,183)	8,907	91	—	(8,185)

Earnings (loss) from continuing operations	$(18,603)	$(38,971)	$20,364	$4	$18,603	$(18,603)

CMP Susquehanna Radio Holdings Corp.
Supplemental Condensed Consolidating Statement of Cash Flows
For the period from May 5, 2006 (date of inception) to December 31, 2006
(In thousands)

	CMP
	Susquehanna
	Radio
	Holdings	CMP
	Corp.	Susquehanna
	(Parent	Corp.	Guarantor	Non-guarantor
	Guarantor)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	—	14,336	8,370	(50)	—	22,656

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(472)	—	—	(472)
(Acquisitions) dispositions	(299,928)	(1,220,043)	—	—	299,928	(1,220,043)
Purchase accounting adjustment	—	—	—	—	—	—

Net cash provided by (used in) investing activities	(299,928)	(1,220,043)	(472)	—	299,928	(1,220,515)

Cash flows from financing activities:
Proceeds from contributed capital	299,928	299,928	—	—	(299,928)	299,928
Subordinated debt	—	250,000	—	—	—	250,000
Proceeds from bank credit facilities	—	700,000	—	—	—	700,000
Payments for debt issue costs	—	(25,721)	—	—	—	(25,721)
Repayment of credit facilities	—	(18,500)	—	—	—	(18,500)

Net cash provided by (used in) by financing activities	299,928	1,205,707	—	—	(299,928)	1,205,707

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	7,898	(50)	—	7,848
Cash and Cash Equivalents, beginning of period	—	—	—	—	—	—

Cash and Cash Equivalents, end of period	$—	$—	$7,898	$(50)	$—	$7,848

16. Quarterly Results (Unaudited)
     The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2008 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2008
Net revenue	$44,936	$56,350	$53,572	$48,554
Operating income (loss)(1)	15,507	19,435	17,455	(656,231)
Net loss(1)	$2,210	$9,509	$2,441	$(540,388)
FOR THE YEAR ENDED DECEMBER 31, 2007
Net revenue	$46,127	$60,051	$59,814	$57,445
Operating income (loss)(1)	15,235	22,045	23,000	(171,462)
Net income (loss)(1)	$(2,328)	$4,910	$(2,114)	$(185,758)

(1)	During the fourth quarter of 2007 and 2008, the Company recorded impairment charges of $188.0 million and $669.8 million, respectively, related to its annual FAS 142 impairment testing.

Schedule II

CMP SUSQUEHANNA RADIO HOLDINGS CORP. AND SUBSIDIARIES (“Radio Holdings”)
And SUSQUEHANNA PFALTZGRAFF CO. AND SUBSIDIARIES (“Predecessor”)

(Dollars in thousands, except for share data)

	Balance at			Balance
	Beginning			at End of
Fiscal Year	of Year	Additions	Deductions	Year

Allowance for doubtful accounts
2008	$1,050	$2,117	$(1,887)	$1,280
2007	1,520	351	(821)	1,050
2006 (CMP)	578	1,497	(555)	1,520
2006 (Predecessor)	878	207	(507)	578
Valuation allowance on deferred taxes
2008	33,953	2,201	-	36,154